Form 10QSB
period 2007-06-30
Suncross Exploration CORP
filed 2007-08-14
CIK 1390891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to_______

Commission file number: 333-144597

SUNCROSS EXPLORATION CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0441861
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

435 Martin Street, Suite 3150
Blaine, Washington 98230
(Address of principal executive offices)

(604) 377 -8855
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of August 1, 2007 the issuer had 12,148,250 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

Traditional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNCROSS EXPLORATION CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS

Current assets
Cash	$33,842	$60,195
Prepaid expenses	27,520	10,000
Total assets	$61,362	$70,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,798	$5,600
Loan from shareholder	371	175
Total liabilities	6,169	5,775

Stockholders’ Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized:	-	-
no shares issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized:
12,148,250 shares issued and outstanding	12,148	12,148
Additional paid-in capital	77,782	77,782
Share subscriptions receivable	(143)	(1,000)
Deficit accumulated during the exploration stage	(34,594)	(24,510)
Total stockholders’ equity	55,193	64,420
Total liabilities and stockholders’ equity	$61,362	$70,195

The accompanying notes are an integral part of these financial statements.

SUNCROSS EXPLORATION CORPORATION
(An Exploration Stage Company)
 CONSOLIDATED  STATEMENTS OF EXPENSES
(Unaudited)

	Three months ended		Six months ended		From November 16, 2004 (Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Operating expenses:
Exploration and development	$150	$7,500	$1,650	$7,500	$9,150
Foreign exchange (gain) loss	(468)	4	(514)	9	(789)
Geological consulting	-	2,041	-	2,041	2,041
Mineral property acquisition costs	-	6,000	-	6,000	6,000
Other selling, general and
administrative	4,594	1,060	8,948	1,319	18,192
Net loss	$(4,276)	$(16,605)	$(10,084)	$(16,869)	$(34,594)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	12,148,250	10,972,500	12,148,250	10,731,602

The accompanying notes are an integral part of these financial statements.

SUNCROSS EXPLORATION CORPORATION
(An Exploration Stage Company)
CONSOLIDATEDSTATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended		From November 16, 2004 (Inception)
	June 30,		To
	2007	2006	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,084)	$(16,869)	$(34,594)
Adjustments to reconcile net loss to cash used in
operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(17,520)	-	(27,520)
Accounts payable and accrued liabilities	198	-	5,798
Net cash used in operating activities	(27,406)	(16,869)	(56,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	857	22,900	89,787
Proceeds from loan to shareholder	371	-	546
Repayment of loan to shareholder	(175)	-	(175)
Net cash provided by financing activities	1,053	22,900	90,158

Net change in cash	(26,353)	6,031	33,842
Cash, beginning of period	60,195	8,877	-
Cash, end of period	$33,842	$14,908	$33,842

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

SUNCROSS EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO  FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Suncross Exploration Company have been prepared in accordance with accounting principles generally accepted in the United Sates of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Suncross’ audited 2006 annual financial statements and notes thereto filed with the SEC on form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Suncross’ 2006 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Suncross will continue as a going concern. As shown in the accompanying financial statements, Suncross suffered losses of $10,084 for the six months ended June 30, 2007, and has an accumulated deficit of $34,594 at June 30, 2007. These conditions raise substantial doubt as to Suncross’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Suncross is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SUNCROSS EXPLORATION CORPORATION ("SUNCROSS", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2007.

History:

We were incorporated as Suncross Exploration Corporation in Nevada on November 16, 2004. We chose to incorporate in Nevada for numerous reasons including the fact that we plan to raise capital in the future in the United States and we believe that we are more attractive to United States investors due to the fact that we are incorporated in the United States.

We have 120,000,000 shares of stock authorized, representing 100,000,000 shares of common stock, $0.001 par value and 20,000,000 shares of preferred stock, $0.001 par value. We plan to explore and mine for silver, gold and other minerals on properties in British Columbia, Canada.

On July 26, 2007, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada (the “Amended Articles”), which Amended Articles were approved by our Board of Directors and majority shareholders pursuant to a consent to action without meeting of our Board of Directors and majority shareholders on July 25, 2007.   The Amended Articles provided that the number of the Board of Directors can be increased or decreased at any time as provided in the Bylaws and that vacancies in the Board of Directors can be filled by the remaining Directors then in office; that the holders of a majority of our outstanding common stock will constitute a quorum at a shareholders meeting; that the personal liability of the Directors, and all persons whom the Company has the power to indemnify under Nevada law will be limited to the fullest extent permitted by Nevada General Corporation Law; and that shareholders of the Company shall not have any cumulative voting rights or preemptive rights.

Additionally, the Amended Articles provide that shares of preferred stock (“Preferred Stock”) of the Company may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by the Board of Directors of the Company (“Board of Directors”) prior to the issuance of any shares thereof.  Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issuance of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof.  The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of  the voting power of all the then outstanding shares of the capital stock of the corporation entitled to vote generally in the election of the directors (the “Voting Stock”), voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

In March 2007, our former Chief Executive Officer and current Vice President, Karl Antonius entered into a Stock Purchase Agreement with our then Chief Executive Officer, Valda Downing, his Mother, pursuant to which Ms. Downing purchased 5,500,000 shares of Mr. Antonius’ common stock, making her the largest shareholder of the Company. Mr. Antonius had resigned as our Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director in December 2006, at which time Ms. Downing was appointed as our Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

We own 100% of the mineral rights on the “Argo” claim grounds, which represent approximately 453 hectares (approximately 1,120 acres) located in southwestern British Columbia, Canada, 17 miles west of Kamloops, British Columbia (the "Argo Claim"). The Argo Claim consists of nine cell claims, which were acquired by us in May 2006, for a total of $6,000 US from Kimberly Carla Sinclair. Cell claims are the terms used for mining claims in British Columbia, Canada, and consist of twenty (20) hectares (or approximately 49.4 acres). The rights to our cells were to expire on January 17, 2006, but have since been extended by us twice, each for an additional year, for an aggregate of CDN $734 per year and now expire on January 17, 2008 (unless extended further by us). The rights to the claim can be extended by us prior to its expiration for an additional CDN $734 per year for the next year, and CDN $1,468 per year thereafter. We do not believe that there will be any problem extending our claim if our officers and Director feel that such extension will be in our best interest. Subsequent to the purchase of the claims we contracted with Diamond S. Holdings, Ltd. operated by Larry Sostad ("Diamond") to perform any necessary exploration work on the Argo Claim. Diamond subsequently contracted with Laurence Sookochoff, who along with Diamond, has conducted all exploration activities on our property to date, and who will conduct the following planned activities described below, subsequent to the date of this filing, funding permitting.

Mr. Sookochoff completed a Phase I initial exploration program on the Argo Claim during the first quarter of 2007, which included trenching and sampling of the Argo Claim while exploring the area for mineral deposits and taking ground samples. The results of the Argo Claim, Phase I program showed a limited amount of silver and copper was present in the ground samples.

We plan to conduct further exploration activities on the Argo Claim in the future, funding permitting, which may include:

Phase II-	Planned to begin in late August 2007 and to take approximately forty-five (45) days to complete.

Completing a Vertical Loop Electro Magnetic Survey ("VLF-EM") over portions of the claim. A VLF-EM survey is completed by walking over the property using a specially equipped receiver to pick up the possible location of minerals. We plan to conduct the VLF-EM on the Argo Claim, where adit and grab samples were previously taken during the Phase I activities. The total area which is planned to be surveyed by the VLF-EM is approximately 150 acres.

The VLF-EM survey of our claims will be used to prepare a map of abnormal magnetic fields from the claims, which abnormalities may be associated with mineral deposits. These abnormal readings are then compared, with the results correlated to determine the structural significance of the VLF-EM anomalies. We believe that the VLF-EM survey is a necessary first step in the exploration of our property, because we believe it will help us determine which areas of the property are more likely to contain mineral deposits than others.

Estimated cost: $12,000

Phase III-	Planned to begin in late September 2007, pending the favorable results of our Phase II studies, and to take approximately sixty (60) days to complete.

After the VLF-EM surveying is completed, we will perform trenching, sample and geological mapping of the possible veins of minerals on the property.

We believe that this surveying will provide information regarding the degree of mineralization. Additionally, we believe that surveying at this stage is essential to integrate and correlate the VLF-EM results and the sampling results.

Estimated cost: $25,000

Phase IV-	Estimated start date to be determined, pending favorable results of our Phase II and Phase II studies, and whether the ground covering the Argo Claim is covered with snow and/or frozen.

Further testing and diamond drilling of prime targets. Diamond drilling is required to test the extent of mineralization to depth. We anticipate the drill hole locations being determined based on the results of, and the interpretation of, the previous exploration we plan to conduct in Phases II and III.

Estimated cost: $50,000

While we currently plan to conduct the exploration activities listed above during the time periods given, our management will make a decision whether to proceed with each successive phase of the exploration program upon completion of the previous phase and upon analysis of the results of that program. Additionally, we will wait for the results from Phases II-IV before deciding whether any additional exploration activities would be appropriate on the claims, as we believe that we will know whether or not our claims have any commercially viable mineral deposits upon the completion of our Phase IV exploration activities, if not sooner.

EMPLOYEES

We currently have no employees other than our Chief Executive Officer Valda Downing, who spends approximately eight (8) hours per week on Company matters and our Vice President Karl Antonius who spends approximately twelve (12) hours per week on Company matters. We plan to use contractors in the future if the need arises during the course of our exploration and/or development activities, in the future.

EXPLORATION WORK

All exploration work to be completed by us on our claims will be conducted by or under the supervision of Laurence Sookochoof, whose background and experience is explained in greater detail under "Interest of Named Experts," in our Form SB-2 Registration Filing, filed with the Commission on July 16, 2007.

SUBSIDIARIES

We currently have one subsidiary, which is wholly owned, 0788851 B.C. Ltd., a British Columbia, Canada company, which was formed on April 20, 2007.

COMPETITION

Mines have limited lives and as a result, we may seek to expand our reserves through the acquisition of new properties in the future. There is a limited supply of desirable mineral lands available in the United States, Canada and other areas where we may consider conducting exploration and/or production activities. We will face strong competition for new properties from other mining companies, most of which have greater financial resources than we do and as a result, we may be unable to acquire new mining properties on terms that we consider acceptable.

There is a global market for silver and copper. We plan to sell copper and silver, if we are successful in our exploration and mining activities, at prevailing market prices. We do not believe that any single company or other institution has sufficient market power to significantly affect the price or supply of these metals.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We do not depend on one or a small number of customers, as we have not successfully discovered or extracted any commercial quantities of silver, gold or any other valuable minerals. We have no customers and have not generated any revenues to date.

PATENTS, TRADEMARKS AND LICENSES

We have no patents, trademarks or licenses. We do own the mineral rights to certain property in British Columbia, Canada, which is explained in detail under "Mineral Rights," below.

NEED FOR GOVERNMENT APPROVAL

In connection with our planned exploration activities, we may be required to comply with certain environmental laws and regulations which may require us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations affecting the environment. While we will not need any permits for Phases I through III (described above), we will require a permit to conduct diamond drilling pursuant to Phase IV above. We plan to conduct our Phase IV exploration activities only if the results from Phases II and III are encouraging. Our Phase IV activities, if any, will require drilling permits from the provincial government ministry of mining in British Columbia. The permits require us to submit a form to the British Columbia Ministry of Energy and Mines (the "Ministry"). The information required in the form includes the location of the work site, a description of the work proposed and the area of surface disturbance. Based on the information submitted, the Ministry requires a security deposit which is refundable upon the completion of the reclamation of the site, which is required. Management anticipates that the deposit required for our planned drilling program will be around CAN $2,000. The cost of the reclamation of our claims will be dependent on how many holes are drilled, which information we will not know until the completion of our Phase III studies; however we anticipate this cost being in the range of $1,000 to $2,000. Other than the required refundable deposit and costs associated with reclamation, there are no costs associated with the permits.

The Ministry's review of the permits normally takes one month and the Company is not aware of any correctly completed permits which have been denied by the Ministry. The permit once granted by the Ministry is only valid for the specific work stated in the form and if we were to decide to extend our drilling program beyond its original size and/or conduct any other explanatory work on the property which would require reclamation; we would be required to submit an application for an additional permit.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

All of our exploration, development and production activities which we may undertake in the future on our property in Canada will be subject to regulation by governmental agencies under various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations.

Additionally, depending on the results of our exploration activities, if completed, and what mining activities we may undertake, certain regulations may also require us to obtain permits for our activities. These permits normally may be subject to public review processes resulting in public approval of the activity. While these laws and regulations may govern how we conduct many aspects of our business, we do not believe that they will have a material adverse effect on our results of operations or financial condition. We plan to evaluate our operations in light of the cost and impact of environmental regulations on those operations. We also plan to evaluate new laws and regulations as they develop to determine the impact on, and changes necessary to, our planned operations. Additionally, it is possible that future changes in these laws or regulations could have a significant impact on some portion of our business, causing us to reevaluate those activities at that time.

MINERAL RIGHTS

We own 100% of the mineral rights on the "Argo” claim grounds, which represent approximately 453 hectares (1,120 acres) located in southwestern British Columbia, Canada, 17 miles west of Kamloops, British Columbia (the "Argo Claim"). The Argo Claim consists of nine cell claims, which were acquired by us in May 2006, for a total of US $6,000.. Access to the claims is provided by a gravel road and secondary forestry roads. Our management believes that the property is currently in good condition. There is currently no equipment and/or infrastructure of any kind on the Argo Claim, nor is there any current source of power on the property or any immediate plans to provide power. The Argo Claim does not contain any known reserves. The property is generally forest covered with pine, hemlock, and spruce trees covering much of the area, however clear cut logged areas occur in the western portion of the property.

We have completed preliminary studies on the property. In connection with those studies, tunneling was done and a soil sample was taken from the claims. We plan to conduct further exploration activities in the future, funding permitting (see above under "Description of Business").

The rights to our cells were to expire on January 17, 2006, but have since been extended by us twice, for additional years, for an aggregate of CDN $734 per year, and now expire on January 17, 2008. The rights to the cells can be extended by us prior to their expiration by paying the required fees, as described below. We do not believe that there will be any problem extending our claim if our officers and Director feel that such extension will be in our best interest. The Mineral Tenure Act, Chapter 292 of the Statutes and Regulations of British Columbia, Canada states that all mining claims in British Columbia may be held for one year, and thereafter from year to year if, on or before the anniversary date, the record holder pays the required fee (described below), in our case, currently equal to CDN $734 per year, and rising to CDN $1,468 per year next year and continuing thereafter. As such, our claim can be extended indefinitely by us by paying the required fee for such one (1) year extensions, as long as such payment is made prior to the expiration date of such claim, described in the table below.

The elevations of the Argo Claim property range from 2,650 feet to 4,750 feet. The temperatures on the claim could range between a low of 14 degrees fahrenheit in the winter to a high of 95 degrees fahrenheit in the summer. Snow may be present on the ground from December to April, and while we do not believe this presence would hamper a year-round exploration and/or development program, such presence of snow could cause us to spend additional resources to heat and/or remove snow from our operations, if any. We plan to conduct the Phase II studies, i.e. the VLF-EM survey on the Argo Claim, where adit and grab samples were previously taken during the Phase I activities. The total area which is planned to be surveyed by the Phase II survey is approximately 150 acres.

The Kamloops area, where the Argo Claim lies has steep mountainous slopes. The Kamloops area and the Argo Claims have been subject to previous exploration in the past. An adit (a horizontal mining tunnel) was dug on a quartz vein on the property around the 1930’s, which has long since been abandoned and is now covered; however it is not known what minerals, if any were found in connection with those exploration activities. In the 1970s W.J. Stewart completed an electromagnetic and self potential survey on the Argo Claim, and Ramco Industries Limited conducted a magnetometer survey on the claim. In the late 1970’s an unknown Vancouver company acquired the claims and there is some evidence that material from the adit was removed at that time. In 1979, prospecting, geochemical sampling and a geological survey was performed on the claim, and in 1984, a soil geological survey was undertaken over a portion of the claims. In 1987, a geophysical survey consisting of soil and rock geochemistry and geology was completed on the claim and in 1989, four diamond drilling holes were drilled, totaling 183 meters.

In order to retain title to the mineral rights associated with the Argo Claim we must conduct at least CDN $4.00 per hectare (equal to 2.47 acres) of exploration work per year on the claims for the first three years of exploration activities and CDN $8.00 per hectare thereafter. There are no royalties or other underlying agreements or interests in the claims. The Argo Claim consists of the following claims:

CLAIM NAME	CELLS	TENURE NUMBER	ISSUE DATE	EXPIRATION DATE*

Argo	9	525762	January 17, 2006	January 17, 2008

*Subject to continuous one year extensions upon payment of CDN $734 for the next extension period January 2008 through January 2009, and rising to CDN $1,468 per year thereafter.

PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We plan to continue our exploration activities on our Argo claim using the cash of approximately $33,842 that remained as of June 30, 2007, from the sale of shares of our common stock to offshore investors during 2004, 2005 and 2006. We plan to begin our Phase II exploration activities in late August 2007, funding permitting. We plan to conduct the Phase II studies, i.e. the VLF-EM survey on the Argo Claim, where adit and grab samples were previously taken during the Phase I activities. The total area which is planned to be surveyed by the Phase II survey is approximately 150 acres.

We plan to begin our Phase III activities in late September 2007 and our Phase IV activities sometime thereafter, pending the favorable result of our Phase II and III studies. Our Phase II, Phase III and Phase IV exploration activities are described in greater detail above. We anticipate that the cost of our planned exploration activities (as described above) will be approximately $87,000 and we will raise any additional funding we may require in the future through the sale of debt and/or equity, which may be dilutive to our then existing shareholders. We do not currently have any plans to purchase additional properties.

We have spent approximately $9,000 on research and development, claim renewal costs and licenses, since inception, which funds were spent on our Phase I exploration activities, described in greater detail above.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

We did not generate any revenue for the three months ended June 30, 2007 or 2006, nor for the period from inception, November 16, 2004 through June 30, 2007.

We had total operating expenses of $4,276 for the three months ended June 30 ,2007, compared to total operating expenses of $16,605 for the three months ended June 30, 2006, a decrease in total operating expenses of $12,329 or 74.2% from the prior period.  The main reasons for the decrease in operating expenses was a $7,350 decrease in exploration and development costs, to $150 for the three months ended June 30, 2007, compared to $7,500 for the three months ended June 30, 2006, which expenses were associated with exploration activities on our Argo Claim, and represented our Phase 1 exploration report prepared during the three month period ended June 30, 2006;  a decrease of $2,041 in geological consulting expenses to $0 for the three months ended June 30, 2007, compared to $2,041 for the three months ended June 30, 2006; and a decrease of $6,000 in mineral property and acquisition costs, to $0 for the three months ended June 30, 2007, compared to $6,000 for the three months ended June 30, 2006, which expense for the three months ended June 30, 2006 was a one-time acquisition expense associated with our Argo Claim; a $472 increase in foreign exchange gain, to a gain of $468 on foreign exchange for the three months ended June 30, 2007, compared to a loss of $4 for the three months ended June 30, 2006; which was offset by a $3,534 or 333% increase in other selling, general and administrative expenses to $4,594 for the three months ended June 30, 2007, compared to $1,060 for the three months ended June 30, 2006, which increase was in connection with increases in accounting fees, associated with the audit and review of the financial statements contained in our Form SB-2 registration statement, increases in legal fees associated with the preparation of certain of our corporate filing documents, various Board Minutes and related documents, and increases in our rental expense associated with our office space during the three months ended June 30, 2007, which expenses were not present during the three months ended June 30, 2006.

We had a net loss of $4,276 for the three months ended June 30, 2007, compared to a net loss of $16,605 for the three months ended June 30, 2006, a  decrease in net loss of $12,329 or 74.2% from the from period.

We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to generate any revenues through the sale of minerals, of which there can be no assurance.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

We did not generate any revenue for the six months ended June 30, 2007 or 2006, nor for the period from inception, November 16, 2004 through June 30, 2007.

We had total operating expenses of $10,084 for the six months ended June 30 ,2007, compared to total operating expenses of $16,869 for the six months ended June 30, 2006, a decrease in total operating expenses of $6,785 or 40.2% from the prior period.  The main reasons for the decrease in operating expenses was a $5,850 decrease in exploration and development costs, to $1,650 for the six months ended June 30, 2007, compared to $7,500 for the six months ended June 30, 2006, which expenses were associated with exploration activities on our Argo Claim, and represented our Phase 1 exploration report prepared during the six month period ended June 30, 2006; a $523 increase in foreign exchange gain, to a gain of $514 on foreign exchange for the six months ended June 30, 2007, compared to a loss of $9 for the six months ended June 30, 2006; a decrease of $2,041 in geological consulting expenses to $0 for the six months ended June 30, 2007, compared to $2,041 for the six months ended June 30, 2006; and a decrease of $6,000 in mineral property and acquisition costs, to $0 for the six months ended June 30, 2007, compared to $6,000 for the six months ended June 30, 2006, which expense for the six months ended June 30, 2006 was a one-time acquisition expense associated with our Argo Claim; which was offset by a $7,629 or 578% increase in other selling, general and administrative expenses to $8,948 for the six months ended June 30, 2007, compared to $1,319 for the six months ended June 30, 2006, which increase was in connection with increases in accounting fees, associated with the audit and review of the financial statements contained in our Form SB-2 registration statement, increases in legal fees associated with the preparation of certain of our corporate filing documents, various Board Minutes and related documents, and increases in our rental expense associated with our office space during the six months ended June 30, 2007, which expenses were not present during the six months ended June 30, 2006.

We had a net loss of $10,084 for the six months ended June 30, 2007, compared to a net loss of $16,869 for the six months ended June 30, 2006, a decrease in net loss of $6,785 or 40.2% from the from period.

We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to generate any revenues through the sale of minerals, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $61,362 as of June 30, 2007, which included cash of $33,842 and prepaid expenses of $27,520.

We had total liabilities of $6,169 as of June 30, 2007, which included accounts payable and accrued liabilities of $5,798 and loan from shareholder of $371.

We had working capital of $55,193 and a total deficit accumulated during the exploration stage of $34,594 as of June 30, 2007.

We had $27,406 of net cash used in operating activities for the six months ended June 30, 2007, which was mainly due to $10,084 of net loss and $17,520 of prepaid expenses, offset by $198 of accounts payable and accrued liabilities.

We had $1,053 of net cash provided by financing activities for the six months ended June 30, 2007, which included $857 of proceeds from sale of stock, $371 of proceeds from loan to stockholder, and $175 of repayment of loan to shareholder in connection with monies owed to our Chief Executive Officer, Valda Downing, relating to expenses she paid on the Company’s behalf prior to the date that she became a shareholder of the Company (i.e., the effective date of the Stock Purchase Agreement, described above), and which expenses have therefore been allocated as amounts due to shareholder in the Company’s cash flows from financing activities.

We have no current commitment from our officers and Director or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

RISK FACTORS

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND EXPLORATION ACTIVITIES WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for approximately the next eight months with the approximately $33,842 of cash we had as of June 30, 2007. If we are unable to raise the additional funds required for planned exploration and extraction activities, which we anticipate costing approximately $87,000, we may be forced to abandon our current business plan. If you invest in us and we are unable to raise the required funds, your investment could become worthless.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We are in our exploration stage, as planned principal activities have not begun. We have not generated any revenues since inception and have incurred substantial losses. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

WE LACK AN OPERATING HISTORY WHICH YOU CAN USE TO EVALUATE US, MAKING ANY INVESTMENT IN OUR COMPANY RISKY.

We lack an operating history which investors can use to evaluate our earnings, if any, as we were incorporated in November 2004. Therefore, an investment in us is risky because we have no business history and it is hard to predict what the outcome of our business operations will be in the future.

WE MAY NOT FIND ANY COMMERCIAL QUANTITIES OF MINERALS IN THE FUTURE, AND MAY NOT GENERATE ANY PROFITS, WHICH MAY FORCE US TO CURTAIL OUR BUSINESS PLAN.

As an exploration stage company, we have no revenues or profits to date and our deficit accumulated during our exploration stage as of June 30, 2007, was $34,594. We had net working capital of $55,193 as of June 30, 2007. We are currently being funded by existing shareholders and estimate being able to continue our business operations for approximately the next eight months with the approximately $33,842 we had remaining from the approximately $88,930 we have raised from the sale of shares of common stock as of June 30, 2007. This estimate is based on the fact that a majority of the approximately $34,594 in expenses spent by us from our inception in November 2004 through June 30, 2007, included certain one time expenditures including legal fees and accounting fees in connection with the preparation of our Registration Statement, the preparation of the geological report on our property and the Phase I exploration on our property. However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN.

We currently have a poor financial position. We have not generated any revenues or begun exploration on any properties. There is a risk that we will not find enough, or even any, minerals needed to generate enough profits for your investment in us to appreciate. If we never generate any revenues, we may be forced to abandon our business plan and any investment in us may become worthless.

WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We rely heavily on our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director, Valda Downing, and our Vice President, Karl Antonius for our success. Their experience and input create the foundation for our business and they are responsible for the directorship and control over our exploration activities. We do not currently have an employment agreement or "key man" insurance policy on Ms. Downing or Mr. Antonius. Moving forward, should we lose the services of Ms. Downing or Mr. Antonius, for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace them with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and exploration activities.

OUR CHIEF EXECUTIVE OFFICER LACKS TECHNICAL AND/OR EXPLORATION EXPERIENCE IN AND WITH COMPANIES WITH MINING ACTIVITIES AND WITH PUBLICLY TRADED COMPANIES.

We rely heavily on Ms. Downing, our Chief Executive Officer and sole Director; however, Ms. Downing lacks technical training and experience exploring for, starting and/or operating a mine. As a result of Ms. Downing's lack of experience in exploration and/or development of mines, she may not be fully aware of many of the specific requirements related to working within our industry. Additionally, as a result of Ms. Downing's lack of experience, her decisions may not take into account standard engineering or managerial approaches mineral companies commonly use. Furthermore, Ms. Downing has no experience serving as an officer or Director of a publicly traded company, or experience with the reporting requirements which public companies are subject to. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to her ultimate lack of experience in our industry and with publicly traded companies in general.

VALDA DOWNING, OUR CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR AND KARL ANTONIUS, OUR VICE PRESIDENT CAN VOTE AN AGGREGATE OF 82.3% OF OUR COMMON STOCK AND WILL EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Valda Downing, our Chief Executive Officer and sole Director and Karl Antonius, our Vice President can vote an aggregate of 10,000,000 shares or 82.3% of our outstanding common stock. Accordingly, as our largest shareholders, Ms. Downing and Mr. Antonius will exercise control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Ms. Downing as a Director of the Company, which will mean that she will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

WE WILL BE SUBJECT TO NUMEROUS RISKS IF WE COMMENCE MINING OPERATIONS, OF WHICH THERE CAN BE NO ASSURANCE.

The mineral exploration and mining business is competitive in all of its phases. We currently have no mining operations of any kind; however, if we do commence mining activities in the future, we will be subject to numerous risks, including:

o	competitors with greater financial, technical and other resources, in the search for and the acquisition of attractive mineral properties;

o	our ability to select and acquire suitable producing properties or prospects for mineral exploration;

o	the accuracy of our reserve estimates, if any, which may be affected by the following factors beyond our control:

- declines in the market price of the various metals we mine;

- increased production or capital costs;

- reduction in the grade or tonnage of the deposit;

- increase in the dilution of the ore; or

- reduced recovery rates;

o
risks and hazards associated with environmental hazards, political and country risks, civil unrest or terrorism, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, explosive rock failures; and flooding and periodic interruptions due to inclement or hazardous weather conditions; and

o	our failure to maintain insurance on certain risks associated with any exploration activities we may undertake in the future.

If we do begin exploration activities in the future, of which there can be no assurance, we will be subject to the above risks. If any of the above risks occur, we may be forced to curtail or abandon our operations and/or exploration and development activities, if any. As a result, any investment in us could decrease in value and/or become worthless.

THERE IS UNCERTAINTY AS TO YOUR ABILITY TO ENFORCE CIVIL LIABILITIES BOTH IN AND OUTSIDE OF THE UNITED STATES DUE TO THE FACT THAT OUR ASSETS ARE NOT LOCATED IN THE UNITED STATES.

Our mining property and the majority of our assets are located in Canada. Our current, limited operations are conducted in Canada. As such, shareholders may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the Unites States or any state thereof, both in and outside of the United States.

OUR PLANNED EXPLORATION AND DEVELOPMENT ACTIVITIES MAY BE ADVERSELY EFFECTED BY INCLEMENT WEATHER IN AND AROUND OUR CLAIMS.

The temperatures on our claims can range between a low of 14 degrees fahrenheit  in the winter to a high of 95 degrees fahrenheit in the summer. Snow may be present on the ground from December to April, and this presence may hamper a year-round exploration and/or development program, and/or cause us to spend additional resources to heat and/or remove snow from our operations, if any. Additionally, inclement weather at the airports in and around our claims may make it more difficult for us to obtain the materials we will require for any of our planned exploration activities, and/or for our personnel to visit our claims. As a result, if there is an abnormal amount of snowfall and/or inclement weather on our claims or particularly bad winter weather at the airports surrounding our claims, we could be forced to expend additional finances dealing with such snow on our claims and with the delays such abnormal snow falls could have on our then operations, if any. The expense of additional monies could cause our revenues, if any to decline and/or cause us to curtail or abandon our business operations.

OUR DETERMINATIONS OF WHETHER OUR PLANNED ACTIVITIES AND ESTIMATES OF POTENTIAL RESERVES, IF ANY, MAY BE INACCURATE.

We are currently in the exploration stage. Before we can begin a development project, if ever, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

o	expected recovery rates of metals from the ore;
o	facility and equipment costs;
o	capital and operating costs of a development project;
o	future metals prices;
o	currency exchange and repatriation risks;
o	tax rates;
o	inflation rates;
o	political risks and regulatory climate in Canada; and
o	availability of credit.

Any development projects we may undertake in the future will likely not have an operating history upon which to base these estimates and as a result, actual cash operating costs and returns from a development project, if any, may differ substantially from our estimates. Consequently, it may not be economically feasible to continue with a development project, if one is started.

OUR PLANNED MINERAL EXPLORATION EFFORTS ARE HIGHLY SPECULATIVE.

Mineral exploration is highly speculative. It involves many risks and is often nonproductive. Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political, or other reasons. Additionally, we may be required to make substantial capital expenditures and to construct mining and processing facilities. As a result of these costs and uncertainties, we may be unable to start, or if started, to finish our exploration activities.

OUR OPERATIONS, IF ANY, WILL BE SUBJECT TO CURRENCY FLUCTUATIONS.

While we do not currently have any operations, we believe that our products, if any, will be sold in world markets in United States dollars. As a result, currency fluctuations may affect the cash flow we realize from our future operations and exploration activities, which we plan to conduct in Canada, if any. Foreign exchange fluctuations may materially adversely affect our financial performance and results of operations.

OUR PROPERTY HAS NOT PRODUCED ANY COMMERCIAL RESERVES OR ORE BODY, AND THE PROBABILITY OF SUCH PROPERTY PRODUCING ANY COMMERCIALLY VIABLE RESERVES IN THE FUTURE IS REMOTE.

Our mineral project is in the exploration stage as opposed to the development stage and we have no known body of economic mineralization. The known mineralization at these projects has not been determined to be economic ore. Until further exploration activities can be conducted, there can be no assurance that a commercially mineable ore body exists on any of our properties. In order to carry out exploration and development programs of any economic ore body and place it into commercial production, we will be required to raise substantial additional funding, and even if we are successful in completing our exploration activities on our property, we may not be successful in finding commercial quantities of minerals. Furthermore, the probability of an individual prospect ever having reserves or being commercially viable is extremely remote. As a result, there is only a small probability that any of our properties contain any reserves and that any funds spent on exploration activities will ever be recovered.

MINING OPERATIONS IN GENERAL INVOLVE A HIGH DEGREE OF RISK, WHICH WE MAY BE UNABLE, OR MAY NOT CHOOSE TO INSURE AGAINST, MAKING EXPLORATION AND/OR DEVELOPMENT ACTIVITIES WE MAY PURSUE SUBJECT TO POTENTIAL LEGAL LIABILITY FOR CERTAIN CLAIMS.

Our operations are subject to all of the hazards and risks normally encountered in the exploration, development and production of minerals. These include unusual and unexpected geological formations, rock falls, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Although we plan to take adequate precautions to minimize these risks, and risks associated with equipment failure or failure of retaining dams which may result in environmental pollution, there can be no assurance that even with our precautions, damage or loss will not occur and that we will not be subject to liability which will have a material adverse effect on our business, results of operation and financial condition. If this were to happen, we could be forced to curtail or abandon our business activities.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF STOCK, WHICH SHARES MAY CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS AND/OR HAVE RIGHTS AND PREFERENCES GREATER THAN THE COMMON STOCK SHARES CURRENTLY OUTSTANDING.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 20,000,000 shares of preferred stock ("Preferred Stock") authorized. As of the filing of this report, we have 12,148,250 shares of common stock issued and outstanding and - 0 - shares of Preferred Stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

Additionally, shares of Preferred Stock may be issued by our Board of Directors with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of Preferred Stock may be issued by our Board of Directors, which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock, may cause the value of our securities to decrease and/or become worthless.

WE DO NOT CURRENTLY HAVE A PUBLIC MARKET FOR OUR SECURITIES. IF THERE IS A MARKET FOR OUR SECURITIES IN THE FUTURE, OUR STOCK PRICE MAY BE VOLATILE AND ILLIQUID.

There is currently no public market for our common stock. We hope to engage a market maker to quote our securities on the OTC Bulletin Board in the future. However, we can make no assurances that we will be able to engage a market maker, or that such market maker will be successful in quoting our securities, or that there will be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;

(3)	increased competition;

(4)	conditions and trends in the silver and/or copper industries; and

(5)	the market for minerals and metals which we may choose to mine for.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 2. CHANGES IN SECURITIES

On July 26, 2007, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada (the “Amended Articles”), which Amended Articles were approved by our Board of Directors and majority shareholders pursuant to a consent to action without meeting of our Board of Directors and majority shareholders on July 25, 2007.   The Amended Articles provided that the number of the Board of Directors can be increased or decreased at any time as provided in the Bylaws and that vacancies in the Board of Directors can be filled by the remaining Directors then in office; that the holders of a majority of our outstanding common stock will constitute a quorum at a shareholders meeting; that the personal liability of the Directors, and all persons whom the Company has the power to indemnify under Nevada law will be limited to the fullest extent permitted by Nevada General Corporation Law; and that shareholders of the Company shall not have any cumulative voting rights or preemptive rights.

Additionally, the Amended Articles provide that shares of preferred stock (“Preferred Stock”) of the Company may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by the Board of Directors of the Company (“Board of Directors”) prior to the issuance of any shares thereof.  Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof.  The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of the capital stock of the corporation entitled to vote generally in the election of the directors (the “Voting Stock”), voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

3.1(1)	Articles of Incorporation

3.2*	Amended and Restated Articles of Incorporation

3.3(1)	Amended and Restated Bylaws

5.1(1)	Opinion and consent of The Loev Law Firm, PC re: the legality of the shares being registered

10.1(1)	Argo Claim transfer documentation

10.2(1)	Invoice for Work Performed by Diamond S Holdings Ltd.

10.3(1)	Stock Purchase Agreement (Karl Antonius and Valda Downing)

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herein.

(1) Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on July 16, 2007, an incorporated herein by reference.

b) REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNCROSS EXPLORATION CORPORATION

DATED: August 14, 2007	By: /s/ Valda Downing
Valda Downing
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)