Form 10QSB
period 2007-09-30
Suncross Exploration CORP
filed 2007-11-13
CIK 1390891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to_______

Commission file number: 333-144597

SUNCROSS EXPLORATION CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0441861
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

435 Martin Street, Suite 3150
Blaine, Washington 98230
(Address of principal executive offices)

(604) 377 -8855
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of October 23, 2007 the issuer had 12,148,250 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ].

Traditional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNCROSS EXPLORATION CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS

Current assets
Cash	$11,373	$60,195
Prepaid expenses	500	10,000
Total assets	$11,873	$70,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$4,673	$5,600
Loan from shareholder	354	175
Total liabilities	5,027	5,775

Stockholders’ Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized:	-	-
no shares issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized:
12,148,250 shares issued and outstanding	12,148	12,148
Additional paid-in capital	77,782	77,782
Share subscriptions receivable	-	(1,000)
Deficit accumulated during the exploration stage	(83,084)	(24,510)
Total stockholders’ equity	6,846	64,420
Total liabilities and stockholders’ equity	$11,873	$70,195

SUNCROSS EXPLORATION CORPORATION
(An Exploration Stage Company)
 CONSOLIDATED  STATEMENTS OF OPERATIONS
(Unaudited)

					From
					November 16,
					2004
	Three months ended		Nine months ended		(Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Operating expenses:
Exploration and development	$ -	$ -	$ 1,650	$ 7,500	$ 9,150
Foreign exchange (gain) loss	(459)	3	(973)	12	(1,248)
Geological consulting	-	-	-	2,041	2,041
Mineral property acquisition costs	-	-	-	6,000	6,000
Other selling, general and
administrative	48,949	912	57,897	2,231	67,141
Net loss	$ (48,490)	$ (915)	$ (58,574)	$ (17,784)	$ (83,084)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	12,148,250	10,972,500	12,148,250	10,812,784

SUNCROSS EXPLORATION CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	From November 16, Nine months ended		2004 (Inception)To
	September 30,		September 30, 2007
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,574)	$(17,784)	$(83,084)
Adjustments to reconcile net loss to cash used in
Operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	9,500	-	(500)
Accounts payable and accrued liabilities	(927)	-	4,673
Net cash used in operating activities	(50,001)	(17,784)	(78,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	1,000	22,900	89,930
Proceeds from loan to shareholder	371	-	546
Repayment of loan to shareholder	(192)	-	(192)
Net cash provided by financing activities	1,179	22,900	90,284

Net change in cash	(48,822)	5,116	11,373
Cash, beginning of period	60,195	8,877	-
Cash, end of period	$11,373	$13,993	$11,373

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

SUNCROSS EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Suncross will continue as a going concern. As shown in the accompanying financial statements, Suncross suffered losses for the nine months ended September 30, 2007, and has an accumulated deficit at September 30, 2007. These conditions raise substantial doubt as to Suncross’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Suncross is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SUNCROSS EXPLORATION CORPORATION ("SUNCROSS", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2007.

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

We plan to conduct further exploration activities on the Argo Claim in the future, funding permitting, which may include:

Phase II-	Planned to begin between in January or February 2008 and to take approximately forty-five (45) days to complete.

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

Estimated cost: $12,000

Phase III-	Planned to begin between May and June 2008, pending the favorable results of our Phase II studies, and to take approximately sixty (60) days to complete.

After the VLF-EM surveying is completed, we will perform trenching, sample and geological mapping of the possible veins of minerals on the property.

We believe that this surveying will provide information regarding the degree of mineralization. Additionally, we believe that surveying at this stage is essential to integrate and correlate the VLF-EM results and the sampling results.

Estimated cost: $25,000

Phase IV-
Estimated start date to be determined, pending favorable results of our Phase II and Phase III studies, and whether the ground covering the Argo Claim is covered with snow  and/or frozen.  Currently planned to begin between August and October 2008.

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

MINERAL RIGHTS

We own 100% of the mineral rights on the "Argo” claim grounds, which represent approximately 453 hectares (1,120 acres) located in southwestern British Columbia, Canada, 17 miles west of Kamloops, British Columbia (the "Argo Claim"). The Argo Claim consists of nine cell claims, which were acquired by us in May 2006, for a total of US $6,000. Access to the claims is provided by a gravel road and secondary forestry roads. Our management believes that the property is currently in good condition. There is currently no equipment and/or infrastructure of any kind on the Argo Claim, nor is there any current source of power on the property or any immediate plans to provide power. The Argo Claim does not contain any known reserves. The property is generally forest covered with pine, hemlock, and spruce trees covering much of the area, however clear cut logged areas occur in the western portion of the property.

We have completed preliminary studies on the property. In connection with those studies, tunneling was done and a soil sample was taken from the claims. We plan to conduct further exploration activities in the future, funding permitting (see above under "History").

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

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We plan to continue our exploration activities on our Argo claim using the cash of approximately $11,373 that remained as of September 30, 2007, from the sale of shares of our common stock to offshore investors during 2004, 2005 and 2006. We plan to begin our Phase II exploration activities between January and February 2008, funding permitting. We plan to conduct the Phase II studies, i.e. the VLF-EM survey on the Argo Claim, where adit and grab samples were previously taken during the Phase I activities. The total area which is planned to be surveyed by the Phase II survey is approximately 150 acres.

We plan to begin our Phase III activities between May and June 2008 and our Phase IV activities sometime thereafter, pending the favorable result of our Phase II and III studies.  Currently, we hope to begin Phase IV activities between August and October 2008.  Our Phase II, Phase III and Phase IV exploration activities are described in greater detail above. We anticipate that the cost of our planned exploration activities (as described above) will be approximately $87,000 and the total cost of continuing our operations for the next twelve months, including exploration costs, administrative and other costs will be approximately $150,000.  Moving forward, we plan to spend approximately $90,000 in additional funds on development, claim renewal costs and licenses. We will raise any additional funding we may require in the future through the sale of debt and/or equity, which may be dilutive to our then existing shareholders. We do not currently have any plans to purchase additional properties.

We have spent approximately $9,000 on research and development, claim renewal costs and licenses, since inception, which funds were spent on our Phase I exploration activities, described in greater detail above.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

We did not generate any revenue for the three months ended September 30, 2007 or 2006, nor for the period from inception, November 16, 2004 through September 30, 2007.

We had total operating expenses of $48,490 for the three months ended September 30 ,2007, compared to total operating expenses of $915 for the three months ended September 30, 2006, an increase in total operating expenses of $47,575 from the prior period.  The main reason for the increase in operating expenses was a $48,037 increase in other selling, general and administrative expenses, to $48,949 for the three months ended September 30, 2007, compared to $912 for the three months ended September 30, 2006.  The main reason for the increase in general and administrative expenses was in connection with increases in accounting fees, associated with the audit and review of the financial statements contained in our Form SB-2 registration statement, increases in legal fees associated with the preparation of certain of our corporate filing documents, various Board Minutes and related documents, and increases in our rental expense associated with our office space during the three months ended September 30, 2007, which expenses were not present during the three months ended September 30, 2006.  The increase in administrative expenses was offset by a $462 increase in foreign exchange gain, to a gain of $459 on foreign exchange for the three months ended September 30, 2007, compared to a loss of $3 for the three months ended September 30, 2006.

We had a net loss of $48,490 for the three months ended September 30, 2007, compared to a net loss of $915 for the three months ended September 30, 2006, an  increase in net loss of $47,575 from the prior period.

We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to generate any revenues through the sale of minerals, of which there can be no assurance.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

We did not generate any revenue for the nine months ended September 30, 2007 or 2006, nor for the period from inception, November 16, 2004 through September 30, 2007.

We had total operating expenses of $58,574 for the nine months ended September 30 ,2007, compared to total operating expenses of $17,784 for the nine months ended September 30, 2006, an increase in total operating expenses of $40,790 or 229.4% from the prior period.  The main reason for the increase in operating expenses was a $55,666 increase in administrative expenses, to $57,897 for the nine months ended September 30, 2007, compared to $2,231 for the nine months ended September 30, 2006.  The main reason for the increase in general and administrative expenses was in connection with increases in accounting fees, associated with the audit and review of the financial statements contained in our Form SB-2 registration statement, increases in legal fees associated with the preparation of certain of our corporate filing documents, various Board Minutes and related documents, and increases in our rental expense associated with our office space during the nine months ended September 30, 2007, which expenses were not present during the nine months ended September 30, 2006. The increase in administrative expenses was offset by $985 increase in foreign exchange gain, to a gain of $973 on foreign exchange for the nine months ended September 30, 2007, compared to a loss of $12 for the nine months ended September 30, 2006; a decrease of $2,041 in geological consulting expenses to $0 for the nine months ended September 30, 2007, compared to $2,041 for the nine months ended September 30, 2006; and a decrease of $6,000 in mineral property and acquisition costs, to $0 for the nine months ended September 30, 2007, compared to $6,000 for the nine months ended September 30, 2006, which expense for the nine months ended September 30, 2006 was a one-time acquisition expense associated with our Argo Claim.

We had a net loss of $58,574 for the nine months ended September 30, 2007, compared to a net loss of $17,784 for the nine months ended September 30, 2006, an increase in net loss of $40,790 or 229.4% from the prior period.

We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to generate any revenues through the sale of minerals, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $11,873 as of September 30, 2007, which included solely current assets of cash of $11,373 and prepaid expenses of $500.

We had total liabilities, consisting solely of current liabilities of $5,027 as of September 30, 2007, which included accounts payable and accrued liabilities of $4,673 and loan from shareholder of $354.

We had working capital of $6,846 and a total deficit accumulated during the exploration stage of $83,084 as of September 30, 2007.

We had $50,001 of net cash used in operating activities for the nine months ended September 30, 2007, which was mainly due to $58,574 of net loss and a reduction of $927 of accounts payable and accrued liabilities, offset by a reduction of $9,500 of prepaid expenses.

We had $1,179 of net cash provided by financing activities for the nine months ended September 30, 2007, which included $1,000 of proceeds from sale of stock, $371 of proceeds from loan to shareholder, and $192 of repayment of loan to shareholder in connection with monies owed to our Chief Executive Officer, Valda Downing, relating to expenses she paid on the Company’s behalf prior to the date that she became a shareholder of the Company (i.e., the effective date of the Stock Purchase Agreement, described above), and which expenses have therefore been allocated as amounts due to shareholder in the Company’s cash flows from financing activities.

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

RISK FACTORS

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND EXPLORATION ACTIVITIES WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for approximately the next four to six months with the approximately $11,373 of cash we had as of September 30, 2007. If we are unable to raise the additional funds required for planned exploration and extraction activities, which we anticipate costing approximately $87,000, we may be forced to abandon our current business plan. If you invest in us and we are unable to raise the required funds, your investment could become worthless.

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

As an exploration stage company, we have no revenues or profits to date and our deficit accumulated during our exploration stage as of September 30, 2007, was $83,084. We had net working capital of $6,846 as of September 30, 2007. We are currently being funded by existing shareholders and estimate being able to continue our business operations for approximately the next four to six months with the approximately $11,873 we had remaining from the approximately $88,930 we have raised from the sale of shares of common stock as of September 30, 2007. This estimate is based on the fact that a majority of the approximately $83,084 in expenses spent by us from our inception in November 2004 through September 30, 2007, included certain one time expenditures including legal fees and accounting fees in connection with the preparation of our Registration Statement, the preparation of the geological report on our property and the Phase I exploration on our property. However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

WE MAY HAVE LIMITED ACCESS TO REQUIRED CONTRACTORS NEEDED FOR OUR EXPLORATION ACTIVITIES.

Currently, the use of contractors in the mining and exploration industry is highly competitive, as the industry does not have a large enough workforce of contractors to meet the demand for such contractors.  As a result, it is possible that we could have problems filling all of our contractor labor needs at various phases of our operation, which could force us to start and stop exploration work as contractors become available, which could increase our total costs of exploration and/or could prevent us from conducting such exploration work at all.  If we are unable to find qualified contractors to help in our exploration activities, any investment in the Company could become worthless.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

3.1(1)	Articles of Incorporation

3.2(2)	Amended and Restated Articles of Incorporation

3.3(1)	Amended and Restated Bylaws

5.1(1)	Opinion and consent of The Loev Law Firm, PC re: the legality of the shares being registered

10.1(1)	Argo Claim transfer documentation

10.2(1)	Invoice for Work Performed by Diamond S Holdings Ltd.

10.3(1)	Stock Purchase Agreement (Karl Antonius and Valda Downing)

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein.

(1) Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on July 16, 2007, an incorporated herein by reference.

(2) Filed as an exhibit to our Form 10-QSB, filed with the Commission on August 14, 2007, and incorporated herein by reference.

b) REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNCROSS EXPLORATION CORPORATION

DATED: November 13, 2007	By: /s/ Valda Downing
Valda Downing
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)