Form 10KSB
period 2007-12-31
Suncross Exploration CORP
filed 2008-03-20
CIK 1390891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-144597

SUNCROSS EXPLORATION CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0441861
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

435 Martin Street, Suite 3150
Blaine, Washington 98230
(Address of principal executive offices)

(604) 377 -8855
(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B)
 OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G)
 OF THE EXCHANGE ACT:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ].

The issuer had no revenues for the fiscal year ended December 31, 2007.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 5, 2008 was $0, as the issuer’s common stock had no bid or ask price on the Over-The-Counter Bulletin Board on that date.

At March 13, 2008, there were 11,823,250 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X].

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	4

ITEM 2.	DESCRIPTION OF PROPERTY	10

ITEM 3.	LEGAL PROCEEDINGS	10

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11

PART II

PART III

PART I

 FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007.  AS USED HEREIN, THE “COMPANY,” “SUNCROSS,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO SUNCROSS EXPLORATION CORPORATION AND OUR WHOLLY OWNED SUBSIDIARY 0788851 B.C. LTD., UNLESS OTHERWISE STATED.

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History:

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

In March 2007, our former Chief Executive Officer and former Vice President, Karl Antonius entered into a Stock Purchase Agreement with our then Chief Executive Officer, Valda Downing, his Mother, pursuant to which Ms. Downing purchased 5,500,000 shares of Mr. Antonius’ common stock, making her the largest shareholder of the Company.  Mr. Antonius had resigned as our Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director in December 2006, at which time Ms. Downing was appointed as our Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

On March 5, 2008, Ms. Downing, and Mr. Antonius, entered into a Stock Purchase Agreement with Hugh Downing, Ms. Downing’s brother and Mr. Antonius’ uncle.  Pursuant to this agreement, Mr. Downing purchased 5,500,000 shares of the Company's common stock from Ms. Downing and 4,500,000 shares of the Company’s common stock from Mr. Antonius, for an aggregate purchase of 10,000,000 shares.  As a result, Mr. Downing obtained majority voting control over the Company, as the 10,000,000 shares he purchased constituted approximately 84.5% of the Company's outstanding shares of common stock based on 11,823,250 shares of common stock outstanding as of March 11, 2008.  In connection with the Stock Purchase Agreement, Valda Downing resigned as the Company's Chief Executive Officer, President, Principal Accounting Officer, Treasurer, Secretary and sole Director, and Mr. Downing was appointed as the Company's Chief Executive Officer, President, Principal Accounting Officer, Treasurer, Secretary and sole Director and Mr. Antonius resigned as the Company’s Vice President.

As a result of the March 2008 Stock Purchase Agreement, Mr. Downing obtained majority voting control over the Company, as the 10,000,000 shares which he purchased, along with the 152,500 shares which Mr. Downing had previously purchased in private transactions prior to the date of the Stock Purchase Agreement, and the 177,500 shares of common stock owned by his wife prior to the date of the Stock Purchase Agreement, which shares he is deemed to beneficially own, constituted approximately 87.4% of the Company's outstanding shares of common stock based on 11,823,000 shares of common stock outstanding as of March 5, 2008.

Business Operations:

We own 100% of the mineral rights on the “Argo” claim grounds, which represent approximately 453 hectares (approximately 1,120 acres) located in southwestern British Columbia, Canada, 17 miles west of Kamloops, British Columbia (the "Argo Claim"). The Argo Claim consists of nine cell claims, which were acquired by us in May 2006, for a total of $6,000 US from Kimberly Carla Sinclair. Cell claims are the terms used for mining claims in British Columbia, Canada, and consist of twenty (20) hectares (or approximately 49.4 acres). The rights to our cells were to expire on January 17, 2006, but have since been extended by us three times, each for an additional year, for an aggregate of CDN $734 per year and now expire on January 17, 2009 (unless extended further by us). The rights to the claim can be extended by us prior to its expiration for an additional $1,468 per year. We do not believe that there will be any problem extending our claim if our officers and Director feel that such extension will be in our best interest. Subsequent to the purchase of the claims we contracted with Diamond S. Holdings, Ltd. operated by Larry Sostad ("Diamond") to perform any necessary exploration work on the Argo Claim. Diamond subsequently contracted with Laurence Sookochoff, who along with Diamond, has conducted all exploration activities on our property to date, and who will conduct the following planned activities described below, subsequent to the date of this filing, funding permitting.

Mr. Sookochoff completed a Phase I initial exploration program on the Argo Claim during the first quarter of 2007, which included trenching and sampling of the Argo Claim while exploring the area for mineral deposits and taking ground samples. The results of the Argo Claim, Phase I program showed a limited amount of silver and copper was present in the ground samples.

We plan to conduct further exploration activities on the Argo Claim in the future, funding permitting, which may include:

Phase II-	Planned to begin as soon as the Company raises adequate additional funding to complete such planned Phase, and to take approximately forty-five (45) days to complete.

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

Estimated cost: $12,000

Phase III-
Planned to begin between three and four months after completion of the Company’s Phase II activities (funding permitting), pending favorable results of the Phase II studies, and to take approximately sixty (60) days to complete.

After the VLF-EM surveying is completed, we will perform trenching, sample and geological mapping of the possible veins of minerals on the property.

We believe that this surveying will provide information regarding the degree of mineralization. Additionally, we believe that surveying at this stage is essential to integrate and correlate the VLF-EM results and the sampling results.

Estimated cost: $25,000

Phase IV-
Estimated start date to be determined, pending favorable results of our Phase II and Phase III studies, funding permitting, and depending on whether the ground covering the Argo Claim is covered with snow  and/or frozen.

Further testing and diamond drilling of prime targets. Diamond drilling is required to test the extent of mineralization to depth. We anticipate the drill hole locations being determined based on the results of, and the interpretation of, the previous exploration we plan to conduct in Phases II and III.

Estimated cost: $50,000

We currently do not have adequate capital or funding to conduct any of the exploration activities discussed above.  While we currently plan to begin conducting the exploration activities listed above as soon as we obtain adequate additional funding, of which there can be no assurances, our management will make a decision whether to proceed with each successive phase of the exploration program upon completion of the previous phase and upon analysis of the results of that program. Additionally, we will wait for the results from Phases II-IV before deciding whether any additional exploration activities would be appropriate on the claims, as we believe that we will know whether or not our claims have any commercially viable mineral deposits upon the completion of our Phase IV exploration activities, if not sooner.

EMPLOYEES

We currently have no employees other than our Chief Executive Officer Hugh Downing, who spends approximately fifteen (15) to twenty (20) hours per week on Company matters.  We plan to use contractors in the future if the need arises during the course of our exploration and/or development activities, in the future.

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

The Ministry's review of the permits normally takes approximately one month and the Company is not aware of any correctly completed permits which have been denied by the Ministry. The permit once granted by the Ministry is only valid for the specific work stated in the form and if we were to decide to extend our drilling program beyond its original size and/or conduct any other explanatory work on the property which would require reclamation; we would be required to submit an application for an additional permit.

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

MINERAL RIGHTS

We own 100% of the mineral rights on the "Argo” claim grounds, which represent approximately 453 hectares (1,120 acres) located in southwestern British Columbia, Canada, 17 miles west of Kamloops, British Columbia (the "Argo Claim"). The Argo Claim consists of nine (9) cell claims, which were acquired by us in May 2006, for a total of US $6,000. Access to the claims is provided by a gravel road and secondary forestry roads. Our management believes that the property is currently in good condition. There is currently no equipment and/or infrastructure of any kind on the Argo Claim, nor is there any current source of power on the property or any immediate plans to provide power. The Argo Claim does not contain any known reserves. The property is generally forest covered with pine, hemlock, and spruce trees covering much of the area, however clear cut logged areas occur in the western portion of the property.

We have completed preliminary studies on the property. In connection with those studies, tunneling was done and a soil sample was taken from the claims. We plan to conduct further exploration activities in the future, funding permitting (see above under "History").

The rights to our cells were to expire on January 17, 2006, but have since been extended by us three times, for three additional years, for an aggregate of CDN $734 per year, and now expire on January 17, 2009. The rights to the cells can be extended by us prior to their expiration by paying the required fees, as described below. We do not believe that there will be any problem extending our claim if our officers and Director feel that such extension will be in our best interest. The Mineral Tenure Act, Chapter 292 of the Statutes and Regulations of British Columbia, Canada states that all mining claims in British Columbia may be held for one year, and thereafter from year to year if, on or before the anniversary date, the record holder pays the required fee (described below), in our case, currently equal to CDN $734 per year, and rising to CDN $1,468 per year next year and continuing thereafter. As such, our claim can be extended indefinitely by us by paying the required fee for such one (1) year extensions, as long as such payment is made prior to the expiration date of such claim, described in the table below.

The elevations of the Argo Claim property range from 2,650 feet to 4,750 feet. The temperatures on the claim could range between a low of 14 degrees Fahrenheit in the winter to a high of 95 degrees Fahrenheit in the summer. Snow may be present on the ground from December to April, and while we do not believe this presence would hamper a year-round exploration and/or development program, such presence of snow could cause us to spend additional resources to heat and/or remove snow from our operations, if any. We plan to conduct the Phase II studies, i.e. the VLF-EM survey on the Argo Claim, when and if funding permits, of which there can be no assurance, where adit and grab samples were previously taken during the Phase I activities. The total area which is planned to be surveyed by the Phase II survey is approximately 150 acres.

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

In order to retain title to the mineral rights associated with the Argo Claim we must conduct at least CDN $4.00 per hectare (equal to 2.47 acres) of exploration work per year on the claims for the first three years of exploration activities, which expired this year and CDN $8.00 per hectare thereafter. There are no royalties or other underlying agreements or interests in the claims.

The Argo Claim consists of the following claims:

CLAIM NAME	CELLS	TENURE NUMBER	ISSUE DATE	EXPIRATION DATE*

Argo	9	525762	January 17, 2006	January 17, 2009

*Subject to continuous one year extensions upon payment of CDN $1,468 per year.

ITEM 2. DESCRIPTION OF PROPERTY

Office Space

On April 24, 2006, we entered into a lease for the rental of our office space at 435 Martin Street, Blaine, Washington. The leased office encompasses approximately 132 square feet. The initial term of the lease was for one year, from April 20, 2006 until April 30, 2007. We operated under a month-to-month lease arrangement with the landlord of our office space from the period of May 1, 2007 (the date our prior lease arrangement expired) to November 30, 2007. Effective December 1, 2007, we entered into an amendment to our prior lease agreement with our landlord, which provided that we would continue to lease our office space on a month-to-month basis for a total of approximately $205 per month. We can terminate the lease, as amended, at any time, provided that we give the landlord at least sixty (60) days prior written notice of our intent to terminate the lease.

Mineral Rights

See “Mineral Rights” and “History” descriptions above in Item 1.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the period of this report.

However, a Consent to Action without a Meeting of the Majority Shareholders (the “Consent to Action”) was held on March 5, 2008 in connection with the Stock Purchase Agreement entered into on March 5, 2008 between Valda Downing, Karl Antonius and Hugh Downing.  Pursuant to the terms of the Stock Purchase Agreement, Mr. Downing will obtain majority voting control over the Company.  Prior to the completion of the transactions in the Stock Purchase Agreement, pursuant to the Consent to Action, Ms. Downing and Mr. Antonius, the then majority stockholders of the Company holding 10,000,000 or 84.5% of the outstanding shares of the Company’s common stock, accepted the resignation of Ms. Downing as the Company’s sole Director and approved the appointment of Mr. Downing as the Company’s sole Director.  Only Ms. Downing and Mr. Antonius, the then majority stockholders, approved the appointment of Mr. Downing.

 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the Over-The-Counter Bulletin Board under the symbol "SNXX". However, no shares of common stock have been traded to date, and there was no “bid” or “ask” price for the common stock as of the date of this filing. As of March 5, 2008, the Company had approximately 11,823,250 shares of common stock outstanding held by approximately 15 shareholders of record.  To date, the Company has not paid dividends on its common stock.

Recent Sales Of Unregistered Securities

In November 2007, Suncross Exploration Corporation (“we,” “us” and the “Company”) entered into rescission agreements with three offshore investors who had purchased shares of common stock in the Company’s 2006 offering. Pursuant to the rescission agreements, the Company agreed to repay the investors the total amount of their initial purchase price of their shares, a total of $7,000 or $0.04 per share, and the Company cancelled the shareholders outstanding shares. A total of 175,000 shares were cancelled in connection with the entry into the rescission agreements, $3,000 was paid as of December 31, 2007 and the remaining $4,000 is accrued as a liability as of December 31, 2007. We claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above cancellations, since the cancellations were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

In December 2007, the Company entered into rescission agreements with three offshore investors who had purchased shares of common stock in the Company’s 2006 offering. Pursuant to the rescission agreements, the Company agreed to repay the investors the total amount of their initial purchase price of their shares, a total of $6,000 or $0.04 per share and the Company cancelled the shareholders outstanding shares. A total of 150,000 shares were cancelled in connection with the entry into the rescission agreements and $6,000 is accrued as a liability as of December 31, 2007. We claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above cancellations, since the cancellations were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

In March 5, 2008, Valda Downing, and Karl Antonius, entered into a Stock Purchase Agreement with Hugh Downing, Ms. Downing’s brother.  Pursuant to this agreement, Mr. Downing purchased 5,500,000 shares of the Company's common stock from Ms. Downing and 4,500,000 shares of the Company’s common stock from Mr. Antonius, for an aggregate purchase of 10,000,000 shares.  As a result, Mr. Downing obtained majority voting control over the Company.  As Ms. Downing and Mr. Antonius were “affiliates” of the Company, we took the position that the sale of the shares was a Company transaction. As such, we claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above sale, since the sale did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the sale and no underwriting discounts or commissions were paid by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary company.  Significant inter-company accounts and transactions have been eliminated.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  While it is believed that such estimates are reasonable, actual results could differ significantly from those estimates.

Cash and Cash Equivalents.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition.  The Company recognizes revenue in accordance with the criteria outlined in the Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”) Revenue Recognition.  Revenues will be recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Income taxes.  The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share.  Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Foreign Currency Translation.  The Company’s functional currency is the Canadian dollar and its reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with Statement of Financial Accounting Standard No. 52 Foreign Currency Translation (“SFAS 52”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Mineral Properties and Exploration Costs. The Company capitalizes acquisition and option costs of mineral property rights where the Company believes the properties contain potentially mineralized material. The amount capitalized represents fair market value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method. Mineral exploration costs are expensed as incurred.

Environmental Costs. Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or The Company’s commitments to plan of action based on the then known facts.

Fair Value of Financial Instruments. The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Concentration of Credit Risk. Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash in well known banks selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

Recently issued accounting pronouncements.  The Company does not believe the adoption of recently issued accounting pronouncement will have an impact on the Company’s financial position, results of operations, or cash flows.

PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We plan to raise additional funds through loans and the sale of shares of our commons stock subsequent to this filing, of which there can be no assurance.  Assuming the additional funding is raised, we plan to continue our exploration activities on our Argo claim using such cash. We plan to begin our Phase II exploration activities as soon as adequate additional funding is raised, of which there can be no assurance. We plan to conduct the Phase II studies, i.e. the VLF-EM survey on the Argo Claim, where adit and grab samples were previously taken during the Phase I activities. The total area which is planned to be surveyed by the Phase II survey is approximately 150 acres.

We plan to begin our Phase III activities between three and four months after completion of Phase II, pending favorable results of the Phase II studies, and our Phase IV activities sometime thereafter, pending favorable results of our Phase II and III studies, funding permitting, of which there can be no assurance.  Our Phase II, Phase III and Phase IV exploration activities are described in greater detail above. We anticipate that the cost of our planned exploration activities (as described above) will be approximately $87,000 and the total cost of continuing our operations for the next twelve months, including exploration costs, administrative and other costs will be approximately $150,000.  Moving forward, we plan to spend approximately $90,000 in additional funds on development, claim renewal costs and licenses. We will raise any additional funding we may require in the future through the sale of debt and/or equity, which may be dilutive to our then existing shareholders. We do not currently have any plans to purchase additional properties.

We have spent approximately $10,000 on research and development, claim renewal costs and licenses, since inception, which funds were spent on our Phase I exploration activities, described in greater detail above.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2006

We did not generate any revenue for the fiscal year ended December 31, 2007 or 2006, or for the period from inception, November 16, 2004, through December 31, 2007.

We had total operating expenses of $74,185 for the year ended December 31, 2007, compared to total operating expenses of $22,112 for the year ended December 31, 2006, an increase in total operating expenses of $52,073 or 235.5% from the prior period.  The main reason for the increase in operating expenses was a $66,017 increase in other selling, general and administrative expenses, to $72,580 for the year ended December 31, 2007, compared to $6,563 for the year ended December 31, 2006.  The main reason for the increase in other selling, general and administrative expenses was in connection with increases in accounting fees, associated with the audit and review of the financial statements contained in our Form SB-2 registration statement, increases in legal fees associated with the preparation of certain of our corporate filing documents, various Board Minutes and related documents, and increases in our rental expense associated with our office space during the year ended December 31, 2007, which expenses were not present during the year ended December 31, 2006. The increase in administrative expenses was offset by an $860 increase in foreign exchange gain, to a gain of $852 on foreign exchange for the year ended December 31, 2007, compared to a loss of $8 for the year ended December 31, 2006; a decrease of $2,041 in geological consulting expenses to $0 for the year ended December 31, 2007, compared to $2,041 for the year ended December 31, 2006; and a decrease of $6,000 in mineral property and acquisition costs, to $0 for the year ended December 31, 2007, compared to $6,000 for the year ended December 31, 2006, which expense for the year ended December 31, 2006 was a one-time acquisition expense associated with our Argo Claim.

We had a net loss of $74,185 for the year ended December 31, 2007, compared to a net loss of $22,112 for the year ended December 31, 2006, an increase in net loss of $52,073 or 235.5% from the prior period.

We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to discover and successfully extract any minerals and generate any revenues through the sale of such minerals, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

We had no assets as of December 31, 2007.

We had total liabilities, consisting solely of current liabilities of $21,765 as of December 31, 2007, which included accounts payable and accrued liabilities of $18,850, bank overdraft of $2,561 and loan from shareholder of $354, which amount was owed to Valda Downing, our former Chief Executive Officer and Director.

We had negative working capital of $21,765 and a total deficit accumulated during the exploration stage of $98,695 as of December 31, 2007.

We had $58,373 of net cash used in operating activities for the year ended December 31, 2007, which was mainly due to $74,185 of net loss, offset by a reduction of $10,000 of prepaid expenses, an increase of $3,251 of accounts payable and accrued liabilities and a bank overdraft of $2,561.

We had $1,822 of net cash used in financing activities for the year ended December 31, 2007, which was due to $3,000 of stock rescissions, offset by $1,000 of proceeds from collection of stock subscription receivable and $178 of repayment of loan to shareholder in connection with monies owed to our former Chief Executive Officer, Valda Downing, relating to expenses she paid on the Company’s behalf prior to the date that she became a shareholder of the Company, and which expenses have therefore been allocated as amounts due to shareholder in the Company’s cash flows from financing activities.

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

RISK FACTORS

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND EXPLORATION ACTIVITIES WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for approximately the next thirty days with the approximately $4,100 of cash we had as of the filing of this report, of which there can be no assurance. We anticipate the need for approximately $150,000 to continue our business operations and conduct our exploration activities for the next twelve months.  If we are unable to raise the additional funds required for planned exploration and extraction activities, which we anticipate costing approximately $87,000, we may be forced to abandon our current business plan. If you invest in us and we are unable to raise the required funds, your investment could become worthless.

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

As an exploration stage company, we have no revenues or profits to date and our deficit accumulated during our exploration stage as of December 31, 2007, was $98,695. We had a net working capital deficit of $21,765 as of December 31, 2007. We had no cash on hand and a bank overdraft of $2,561 as of December 31, 2007.  We are currently being funded by existing shareholders and estimate being able to continue our business operations for approximately the next thirty days with the approximately $4,100 of cash on hand we had as of March 17, 2008. This estimate is based on the fact that a majority of the approximately $98,695 in expenses spent by us from our inception in November 2004 through December 31, 2007, included certain one time expenditures including legal fees and accounting fees in connection with the preparation of our Registration Statement, the preparation of the geological report on our property and the Phase I exploration on our property. However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We rely heavily on our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director, Hugh Downing, for our success. His experience and input create the foundation for our business and he is responsible for the directorship and control over our exploration activities. We do not currently have an employment agreement or "key man" insurance policy on Mr. Downing. Moving forward, should we lose the services of Mr. Downing, for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace them with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and exploration activities.

OUR CHIEF EXECUTIVE OFFICER LACKS TECHNICAL AND/OR EXPLORATION EXPERIENCE IN AND WITH COMPANIES WITH MINING ACTIVITIES AND WITH PUBLICLY TRADED COMPANIES.

We rely heavily on Mr. Downing, our Chief Executive Officer and sole Director; however, Mr. Downing lacks technical training and experience exploring for, starting and/or operating a mine. Further, Mr. Downing has only been an officer and Director of the Company since March 2008. As a result of Mr. Downing's lack of experience in exploration and/or development of mines, he may not be fully aware of many of the specific requirements related to working within our industry. Additionally, as a result of Mr. Downing's lack of experience, his decisions may not take into account standard engineering or managerial approaches mineral companies commonly use. Furthermore, Mr. Downing has no experience serving as an officer or Director of a publicly traded company, or experience with the reporting requirements which public companies are subject to. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to his ultimate lack of experience in our industry and with publicly traded companies in general.

HUGH DOWNING, OUR CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR CAN VOTE AN AGGREGATE OF 87.4% OF OUR COMMON STOCK AND WILL EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Hugh Downing, our Chief Executive Officer and sole Director, can vote an aggregate of 10,330,000 shares or 87.4% of our outstanding common stock. Accordingly, as our largest shareholder, Mr. Downing will exercise control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Downing as a Director of the Company, which will mean that he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 20,000,000 shares of preferred stock ("Preferred Stock") authorized. As of the filing of this report, we have 11,823,250 shares of common stock issued and outstanding and - 0 - shares of Preferred Stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

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

There is currently no public market for our common stock, although we have been approved to quote our common stock on the Over-The-Counter Bulletin Board. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

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

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for this annual report (and all annual reports moving forward), we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Suncross Exploration Company
(an exploration stage company)
Blaine, Washington

We have audited the accompanying consolidated balance sheets of Suncross Exploration Company (an exploration stage company), as of December 31, 2007 and December 31, 2006 and the related consolidated statements of expenses, cash flows, and changes in stockholders’ equity (deficit) for the years ended December 31, 2007 and 2006 and the period from November 6, 2004 (Inception) through December 31, 2007. These financial statements are the responsibility of Suncross Exploration Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Suncross Exploration Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Suncross Exploration Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suncross as of December 31, 2007 and December 31, 2006 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Suncross will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, Suncross suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
March 13, 2008

SUNCROSS EXPLORATION CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

SUNCROSS EXPLORATION COMPANY
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

	December 31, 2007	December 31, 2006
ASSETS

Current assets
Cash	$-	$60,195
Prepaid expenses	-	10,000
Total current assets	$-	$70,195

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$2,561	$-
Accounts payable and accrued liabilities	18,850	5,600
Loan from shareholder	354	175
Total current liabilities	21,765	5,775

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized:	-	-
no shares issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized:
11,823,250 and 12,148,250 2006 shares issued and outstanding, Respectively	11,823	12,148
Additional paid-in capital	65,107	77,782
Share subscriptions receivable	-	(1,000)
Deficit accumulated during the exploration stage	(98,695)	(24,510)
Total stockholders’ equity (deficit)	(21,765)	64,420
Total liabilities and stockholders’ equity (deficit)	$-	$70,195

See summary of accounting policies and notes to consolidated financial statements.

SUNCROSS EXPLORATION CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

			From
			November 16,
	Year Ended	Year ended	2004 (Inception)
	December 31, 2007	December 31, 2006	To December 31, 2007

Operating expenses:
Exploration and development	$2,457	$7,500	$9,957
Foreign exchange (gain)	(852)	8	(1,127)
Geological consulting	-	2,041	2,041
Mineral property acquisition costs	-	6,000	6,000
Other selling, general and administrative	72,580	6,563	81,824

Net loss	$(74,185)	$(22,112)	$(98,695)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	12,125,305	10,998,266

See summary of accounting policies and notes to consolidated financial statements.

SUNCROSS EXPLORATION CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
			November 16,
	Year Ended	Year Ended	2004 (Inception)
	December 31, 2007	December 31, 2006	To December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(74,185)	$(22,112)	$(98,695)

Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses and other current assets	10,000	-	-
Bank overdraft	2,561	-	2,526
Accounts payable and accrued liabilities	3,251	3,500	8,885
Net cash used in operating activities	(58,373)	(18,612)	(87,284)

CASH FLOWS FROM FINANCING ACTIVITES:

Proceeds from sale of stock	1,000	69,930	89,930
Stock rescission	(3,000)	-	(3,000)
Payments on shareholder loan	178	-	354
Net cash provided by (used in) financing activities	(1,822)	69,930	87,284

Net change in cash	(60,195)	51,318	-

Cash, Beginning of Period	60,195	8,877	-

Cash, End of Period	$-	$60,195	$-

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-	$-
Income taxes paid	$-	-	-

See summary of accounting policies and notes to consolidated financial statements.

SUNCROSS EXPLORATION CORPORATION
(An Exploration Stage Company)

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM NOVEMBER 16, 2004 (INCEPTION) TO DECEMBER 31, 2007

					DEFICIT
					ACCUMULATED
					DURING	TOTAL
	COMMON STOCK		ADDITIONAL	STOCK	EXPLORATION	STOCKHOLDERS’
	SHARES	AMOUNT	PAID-IN CAPITAL	SUBSCRIPTION	STAGE	EQUITY

Balances, November 16, 2004 (Date of Inception)	-	$ -	$ -	$ -	$ -	$ -

Common stock subscribed	10,000,000	10,000	-	(10,000)	-	-
Net loss	-	-	-	-	(175)	(175)

Balances, December 31, 2004	10,000,000	10,000	-	(10,000)	(175)	(175)

Common stock issued for cash	400,000	400	9,600	9,000	-	19,000
Net loss	-	-	-	-	(2,223)	(2,223)

Balances, December 31, 2005	10,400,000	10,400	9,600	(1,000)	(2,398)	16,602

Common stock issued for cash	1,748,250	1,748	68,182	-	-	69,930
Net loss	-	-	-	-	(22,112)	(22,112)

Balances, December 31, 2006	12,148,250	12,148	77,782	(1,000)	(24,510)	64,420

Subscription received				1,000		1,000
Rescission of stock	(325,000)	(325)	(12,675)			(13,000)
Net loss					(75,185)	(74,185)

Balances, December 31, 2007	11,823,250	$11,823	$ 65,107	$ -	$(98,695)	$(21,765)

See summary of accounting policies and notes to consolidated financial statements.

SUNCROSS EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Nature of Business.  Suncross Exploration Company (“Suncross”) was incorporated in the State of Nevada on November 16, 2004.  Suncross is an Exploration Stage Company as defined by Statement of Financial Accounting Standard No. 7 Accounting and Reporting by Development Stage Enterprises (“SFAS 7”). Suncross acquired a mineral property located in South Western British Columbia, seventeen miles north of the Town of Kamloops, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of Suncross’s interest in the underlying property, the ability of Suncross to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds from the sale thereof.

Since inception, November 16, 2004, Suncross has been in the exploration phase and has not yet realized any revenues from its planned operations. Suncross was formed for the purpose of acquiring exploration and development stage natural resources properties. Suncross has not commenced business operations.

On April 20, 2007, Suncross created a wholly owned subsidiary, 0788851, Ltd., a British Columbia, Canada, company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation.  The consolidated financial statements include the accounts of company and its wholly-owned subsidiary, company.  Significant inter-company accounts and transactions have been eliminated.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  While it is believed that such estimates are reasonable, actual results could differ significantly from those estimates.

Cash and Cash Equivalents.  Suncross considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition.  Suncross recognizes revenue in accordance with the criteria outlined in the Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”) Revenue Recognition.  Revenues will be recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Income taxes.  Suncross recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  Suncross provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share.  Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Foreign Currency Translation.  Suncross’s functional currency is the Canadian dollar and its reporting currency is the United States dollar. The financial statements of Suncross are translated to United States dollars in accordance with Statement of Financial Accounting Standard No. 52 Foreign Currency Translation (“SFAS 52”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Suncross has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Mineral Properties and Exploration Costs. Suncross capitalizes acquisition and option costs of mineral property rights where Suncross believes the properties contain potentially mineralized material. The amount capitalized represents fair market value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method. Mineral exploration costs are expensed as incurred.

Environmental Costs. Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or Suncross’s commitments to plan of action based on the then known facts.

Fair Value of Financial Instruments. Suncross includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Concentration of Credit Risk. Financial instruments which subject Suncross to concentrations of credit risk include cash and cash equivalents and accounts receivable. Suncross maintains its cash in well known banks selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, Suncross has not experienced any losses on deposits.

Recently issued accounting pronouncements.  Suncross does not believe the adoption of recently issued accounting pronouncement will have an impact on Suncross’s financial position, results of operations, or cash flows.

NOTE 3 – GOING CONCERN

Suncross has incurred net losses and negative cash flows from operations since inception.  These conditions raise substantial doubt as to Suncross’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Suncross is unable to continue as a going concern. To address Suncross’s financial situation, management plans to raise additional capital through a private placement and public offering of its common stock.

NOTE 4 – SHAREHOLDERS’ EQUITY

On November 18, 2004, Suncross received a stock subscription for 10,000,000 common shares at $0.001 for a total cash requirement of $10,000 from the then President and Director of Suncross.  At December 31, 2006, $1,000 of the total cash requirement related to the stock subscription remained outstanding.  This amount was subsequently collected in April 2007.

On June 1, 2005 Suncross received stock subscriptions for 400,000 common shares at $0.025 for a total cash requirement of $10,000.   The total cash requirement was received during fiscal year 2005.

In the period from March 14, 2006 to December 1, 2006 Suncross received stock subscriptions for 1,748,250 common shares at $.04 per share for a total cash requirement of $69,930. The total cash requirement for this subscription was received during fiscal year 2006.

In the fourth quarter of 2007, Suncross entered into rescission agreements with offshore investors who had purchased shares of common stock in the Company’s 2006 offering. Pursuant to the rescission agreements, the Company owes the investors the total amount of their initial purchase price of their shares, a total of $13,000 or $0.04 per share, and the Company cancelled the shareholders outstanding shares. A total of 325,000 shares were cancelled in connection with the entry into the rescission agreements.  As of December 31, 2007, $3,000 was paid and $10,000 was owed to investors and this amount was included in accounts payable and accrued liabilities.

There were no outstanding stock options or warrants at December 31, 2007.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In April 2006, Suncross signed a lease agreement for approximately 132 square feet of office space in Blaine, Washington. The term of the agreement was for 12 months with a monthly rental rate of $198. The lease expired in 2007 and as of December 31, 2007, the lease is on a month to month basis.  Rent expense for the period ended December 31, 2007 and 2006 was $2,456 and $2,048, respectively.

Suncross and its mineral property interest are subject to a variety of federal and provincial regulations governing land use, health, safety and environmental matters.  Suncross’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of Suncross.

NOTE 6 – EXPLORATION AND DEVELOPMENT AND MINERAL PROPERTIES

Pursuant to a bill of sale dated May 2, 2006, Suncross purchased a 100% undivided right, title and interest in a mineral claims known as the Argo Claim, located in South Western British Columbia, seventeen miles north of the Town of Kamloops, Canada, for a cash payment of $6,000. This claim covers an area of approximately 453 acres and expires on January 17, 2008. Suncross has not determined whether the mineral claim contains mineralised material and has consequently written off the related mineral rights and acquisition costs to operations. Exploration and development costs were $2,457 and $7,500 for the years ended December 31, 2007 and 2006, respectively, and mineral property costs were $0 and $6,000 for the years ended December 31, 2007 and 2006, respectively.

NOTE 7 - INCOME TAXES

Suncross incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2007 and 2006, Suncross had net operating losses (“NOL”) for income tax purposes of approximately $98,695 and $24,510, respectively.  The NOL expire in various tax years through 2027.  Due to change of control transactions in March 2007 and March 2008, the NOL’s are limited by section 382 of the Internal Revenue Service.

Significant components of Suncross’s deferred income tax assets at December 31, 2007 are as follows:

	2007	2006

Deferred income tax asset	$33,556	$8,333
Valuation allowance	(33,556)	(8,333)

Net deferred tax assets	$ -	$ -

NOTE 8 – SUBSEQUENT EVENTS

In March 2008, the majority shareholder of Suncross sold control of Suncross to a family member in a private transaction.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of our directors and executive officers. There are no other persons who can be classified as a promoter or controlling person of us. Our officers and directors are as follows:

Name	Age	Position

Hugh Downing	64	Chief Executive Officer,
		Chief Financial Officer,
		Secretary, Treasurer and
		Director

Hugh Downing
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Ms. Downing was appointed as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director on March 5, 2008. Since September 2003, Hugh Downing has served as professor and head of the English department at the Catholic University, Santa Rosa de Copan in Honduras.  From 2003 to present, Mr. Downing has also been a sole proprietor of Hondulink, an import-export business operating principally between Central and North America.  Mr. Downing led a full military career in the Canadian Army and retired as a commissioned officer.  He holds an Honours Arts Degree from the Royal Military College of Canada in 1978.

Other than the work experience listed above, Ms. Downing has no previous history as an officer or Director of a mining company or any publicly traded companies or businesses (see the Risk Factor entitled "Our Chief Executive Officer Lacks Technical And/Or Exploration Experience In And With Companies With Mining Activities And With Publicly Traded Companies," above).

Ms. Valda Downing, the former Chief Executive Officer and Director of the Company, is the sister of Mr. Hugh Downing and the uncle of our former Vice President, Karl Antonius. Our Directors are elected annually and hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The Summary Compensation Table below reflects those amounts received as compensation by the executive officers of the Company during the fiscal years ended December 31, 2007, 2006, and 2005.   The Company presently has no pension, health, annuity, insurance, or similar benefit plans.

				Other
	Year			Annual	Total
Name & Principal	Ended			Compen-	Compen-
Position	December 31	Salary ($)	Bonus ($)	sation	sation

Hugh downing	2007	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -
CEO, CFO, Secretary, Treasurer and Director (3)

Valda Downing	2007	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -
Former CEO, CFO, Secretary, Treasurer and Director (2) (3)	2006	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

Karl Antonius	2007	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -
Former VP, CEO, CFO, Secretary, Treasurer and Director; Former VP (2) (3)	2006 2005	$ - 0 - $ - 0 -	$ - 0 - $ - 0 -	$ - 0 - $ - 0 -	$ - 0 - $ - 0 -

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individual listed above, we had no executive employees or Directors during the years listed above.

(1) No Executive Officer received any bonus, restricted stock awards, options, non-equity incentive plan compensation, or nonqualified deferred compensation earnings nor any other material compensation during the last three fiscal years, and no salaries are being accrued.

(2) Ms. Downing was appointed as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on December 11, 2006, when Karl Antonius resigned as our Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. On December 11, 2006, Mr. Antonius was appointed as a Vice President of the Company, a position which he held until March 5, 2008, as described below.

(3) Hugh Downing was appointed as our Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director on March 5, 2008, when Valda Downing resigned as our Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director and Karl Antonius resigned as our Vice President. Mr. Downing does not have an employment agreement with us.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

No member of our Board of Directors has ever received any compensation; however, the Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Hugh Downing, determines the compensation given to our executive officers in his sole determination. As our executive officers currently draw no compensation from us, we do not currently have any executive compensation program in place. Although we have not to date, our Board of Directors also reserves the right to pay our executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

As of the date of this filing, no executive officers or Director holds any outstanding options to purchase shares of common stock in the Company, nor were there any outstanding options to purchase shares in the common stock of the Company as of the filing of this report.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Criteria for Compensation Levels

The Company seeks to attract and retain qualified executives and employees able to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its officers, employees, and the communities in which the Company operates.

The Board of Directors (in establishing compensation levels for the Company’s Chief Executive Officer, if any) and the Company (in establishing compensation levels for other executives, if any) may consider many factors, including, but not limited to, the individual’s abilities and performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, and contributions to the development of the management team and other employees. In determining compensation levels, the Board of Directors may also consider the experience level of each particular individual and/or the compensation level of executives in similarly situated companies in our industry.

Compensation levels for executive officers are generally reviewed annually, but may be reviewed more often as deemed appropriate.

Compensation Philosophy and Strategy

In addition to the “Criteria for Compensation Levels” set forth above, the Company has a “Compensation Philosophy” for all employees of the Company (set forth below), and a “Compensation Strategy for Key Management Personnel” (set forth below), a substantial portion of which also applies to all employees of the Company.

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•
The Company believes that compensation is an integral component of its overall business and human resource strategies. The Company’s compensation plans will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•
The Company’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
In order to reward financial performance over time, the Company’s compensation programs generally will consist of base compensation, and may also consist of short-term variable incentives and long-term variable incentives, as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 11, 2008 and by our officers and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of Beneficial Owner	Shares	Percent(1)
Hugh Downing Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director 435 Martin Street, Suite 3150 Blaine, Washington 98230	10,330,000(2)	87.4%
All officers and Directors as a group (1 person)	10,330,000(2)	87.4%

(1) Based on 11,823,250 shares of common stock outstanding as of March 11, 2008.
(2) Includes 10,152,500 shares held in the name of Hugh Downing and 177,500 held by Mr. Downing’s wife, which shares Mr. Downing is deemed to beneficially own.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following “Certain Relationships and Related Transactions” represent material transactions in which any related person had or will have a direct or indirect material interest, which are known to the Company’s current management team.  There may however be various other material transactions regarding the Company which the Company’s current management is not aware of.

On November 18, 2004, we issued 10,000,000 shares of common stock to our then Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director Karl Antonius in consideration for $10,000 (or $0.001 per share).

On December 11, 2006, Karl Antonius resigned as Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary and as a Director of the Company and Valda Downing, his mother, was appointed as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.  Additionally on December 11, 2006, Mr. Antonius was appointed as a Vice President of the Company.

In February 2007, Mr. Antonius sold 5,500,000 of the shares which he held in the Company in a private transaction to Valda Downing, his Mother, pursuant to a Stock Purchase Agreement, for aggregate consideration of $5,500 or $0.001 per share.

On March 5, 2008, Ms. Downing, and Mr. Antonius, entered into a Stock Purchase Agreement with Hugh Downing, Ms. Downing’s brother and Mr. Antonius’ uncle.  Pursuant to this agreement, Mr. Downing purchased 5,500,000 shares of the Company's common stock from Ms. Downing and 4,500,000 shares of the Company’s common stock from Mr. Antonius, for an aggregate of 10,000,000 shares for $10,000 or $0.001 per share.  As a result, Mr. Downing obtained majority voting control over the Company.

In connection with the Stock Purchase Agreement, Valda Downing resigned as the Company's Chief Executive Officer, President, Principal Accounting Officer, Treasurer, Secretary and sole Director, and Mr. Downing was appointed as the Company's Chief Executive Officer, President, Principal Accounting Officer, Treasurer, Secretary and sole Director.  Mr. Antonius also resigned as the Company’s Vice President.

ITEM 13. EXHIBITS

A)           THE EXHIBITS LISTED BELOW ARE FILED AS PART OF THIS ANNUAL REPORT.

3.1(1)	Articles of Incorporation

3.2(2)	Amended and Restated Articles of Incorporation

3.3(1)	Amended and Restated Bylaws

5.1(1)	Opinion and consent of The Loev Law Firm, PC re: the legality of the shares being registered

10.1(1)	Argo Claim transfer documentation

10.2(1)	Invoice for Work Performed by Diamond S Holdings Ltd.

10.3(1)	Stock Purchase Agreement (Karl Antonius and Valda Downing)

10.4(3)	Stock Purchase Agreement (Hugh Downing, Karl Antonius and Valda Downing)

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein.

(1) Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on July 16, 2007, an incorporated herein by reference.

(2) Filed as an exhibit to our Form 10-QSB, filed with the Commission on August 14, 2007, and incorporated herein by reference.

(3) Filed as an exhibit to our Form 8-K, filed with the Commission on March 14, 2008, and incorporated herein by reference.

B) REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the period covered by this report.

On March 14, 2008 we filed a report on Form 8-K describing the Stock Purchase Agreement between Hugh Downing, Valda Downing and Karl Antonius, as described in greater detail above. The Form 8-K also describes that in connection with the Stock Purchase Agreement, Valda Downing resigned as the Company's Chief Executive Officer, President, Principal Accounting Officer, Treasurer, Secretary and sole Director, and Mr. Downing was appointed as the Company's Chief Executive Officer, President, Principal Accounting Officer, Treasurer, Secretary and sole Director and that Mr. Antonius resigned as the Company’s Vice President.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

During the fiscal year ended December 31, 2007, the Company incurred approximately $14,500  in fees to its principal independent accountant for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended December 31, 2007 and for the review of the Company's unaudited quarterly financial statements as filed in the Company’s reports on Form 10-QSB for the year ended December 31, 2007.

During the fiscal year ended December 31, 2006, the Company incurred approximately $4,000 in fees to its principal independent accountants for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended December 31, 2006 and for the review of the Company's unaudited quarterly financial statements as filed in the Company’s reports on Form 10-QSB for the year ended December 31, 2006.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNCROSS EXPLORATION CORPORATION

DATED: March 20, 2008	By: /s/ Hugh Downing
Hugh Downing
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)