Form 10-Q
period 2008-03-31
Suncross Exploration CORP
filed 2008-05-14
CIK 1390891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-144597

SUNCROSS EXPLORATION CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0441861
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

435 Martin Street, Suite 3150
Blaine, Washington 98230
(Address of principal executive offices)

(604) 377 -8855
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes   ☒ No   ☐

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of May 5, 2008 was 11,823,250 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNCROSS EXPLORATION CORPORATION
(An Exploration Stage Company)
 BALANCE SHEETS
(unaudited)

	March 31,	December31,
	2008	2007

ASSETS

Current assets
Cash	$3,981	$-

Total assets	$3,981	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$-	$2,561
Accounts payable and accrued liabilities	24,811	18,850
Advances from related party	17,317	354

Total liabilities	42,128	21,765

Stockholders’ Deficit:
Preferred stock, $.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 11,823,250 shares issued and outstanding	11,823	11,823
Additional paid-in capital	65,107	65,107
Deficit accumulated during the exploration stage	(115,077)	(98,695)
Total stockholders’ deficit	(38,147)	(21,765)

Total liabilities and stockholders’ deficit	$3,981	$-

The accompanying notes are an integral part of these financial statements.

SUNCROSS EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

			From
			November 16,
	Three months	Three months	2004 (Inception)
	ended	ended	To March 31,
	March 31, 2008	March 31, 2007	2008

Operating expenses:
Exploration and development	$-	$1,500	$9,957
Foreign exchange (gain)	7	(46)	(1,120)
Geological consulting	-	-	2,041
Mineral property acquisition costs	-	-	6,000
Other selling, general and administrative	16,375	4,354	98,199

Net loss	$(16,382)	$(5,808)	$(115,077)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	N/A

Weighted average number of common shares outstanding	11,823,250	12,148,250	N/A

The accompanying notes are an integral part of these financial statements

SUNCROSS EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			From
	Three months ended	Three months ended	November 16, 2004 (Inception)
	March 31, 2008	March 31, 2007	To March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(16,382)	$(5,808)	$(115,077)
Adjustments to reconcile net loss to cash used in operations
Prepaid expenses and other assets	-	(17,520)	-
Bank overdraft	(2,561)	-	-
Accounts payable and accrued liabilities	5,961	1,307	14,811
Net cash used in operating activities	(12,982)	(22,021)	(100,266)

Cash flows from financing activities
Proceeds from Sale of Stock	-	-	89,930
Stock rescission	-	-	(3,000)
Advances from related party, net	16,963	(175)	17,317
Net cash flows provided by (used in) financing activities	16,963	(175)	104,247

Increase (Decrease) in Cash	3,981	(22,196)	3,981

Cash, Beginning of Period	-	60,195	-

Cash, End of Period	$3,981	$37,999	$3,981

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	-	-

The accompanying notes are an integral part of these financial statements.

SUNCROSS EXPLORATION CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Suncross Exploration Corporation have been prepared in accordance with accounting principles generally accepted in the United Sates of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Suncross’ audited financial statements and notes thereto contained in Suncross Exploration Corporation’s Annual Report filed with the sec on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Suncross will continue as a going concern. As shown in the accompanying financial statements, Suncross suffered losses for the three months ended March 31, 2008 and has an accumulated deficit at March 31, 2008. These conditions raise substantial doubt as to Suncross’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Suncross is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

 NOTE 3 – RELATED PARTY TRANSACTION

Suncross Exploration received advances from a related party to pay for current expenses incurred during the period related to professional fees such as accounting and legal fees.  As of March 31, 2008, $17,317 was outstanding.

NOTE 4 – CHANGE OF CONTROL

On March 5, 2008, Suncross Exploration Corporation’s Chief Executive Officer and Sole Director, Valda Downing, and the Company’s Vice President, Karl Antonius, entered into a Stock Purchase Agreement (the "Purchase Agreement") with Hugh Downing, Ms. Downing’s brother and Mr. Antonius’ uncle.  Pursuant to the Purchase Agreement, Mr. Downing purchased 5.5 million (5,500,000) shares of the Company's common stock from Ms. Downing and 4.5 million (4,500,000) shares of the Company’s common stock from Mr. Antonius, for an aggregate of ten million (10,000,000) shares.  Mr. Downing paid Ms. Downing and Mr. Antonius aggregate consideration of $10,000 (or $0.001 per share).  The Purchase Agreement closed on March 5, 2008.

As a result of the Closing, Mr. Downing obtained majority voting control over the Company, as the 10,000,000 shares which he purchased, along with 152,500 shares which Mr. Downing had purchased in private transactions prior to the date of the stock purchase agreement, and 177,500 shares of common stock held by his wife prior to the date of the Stock Purchase Agreement, which he is deemed to beneficially own, constituted approximately 87.4% of the Company's outstanding shares of common stock based on 11,823,000 shares of common stock outstanding as of March 5, 2008.

NOTE 5 - INCOME TAXES

Suncross Exploration Corporation uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007 and through March 31, 2008, Suncross Exploration Corporation incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward will expire in the year 2028.  Due to the change of control (see note 4), the net operating loss through that date will be limited under Section 382 of the Internal Revenue Service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SUNCROSS EXPLORATION CORPORATION ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2008.

HISTORY

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

SUBSEQUENT EVENT

During May 2008, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada (the “Certificate of Amendment”), which Certificate of Amendment was approved by our Board of Directors and majority shareholders pursuant to a consent to action without meeting of our Board of Directors and majority shareholders on May 7, 2008, to be effective as of May 19, 2008.  The Certificate of Amendment will amend our Articles of Incorporation to affect a nineteen for one (19:1) forward stock split and will increase the authorized shares of common stock of the Company to 300,000,000 shares of common stock and reauthorize 20,000,000 shares of preferred stock.  As the Certificate of Amendment will not be effective until May 19, 2008, all share amounts and related disclosures in this quarterly report and the accompanying financial statements reflect pre-forward split amounts.  Upon effectiveness of the Certificate of Amendment, the Company plans to file a Report on Form 8-K with the Commission to announce the changes and to file the Certificate of Amendment as an exhibit to the Company’s filings.

Business Operations:

We own 100% of the mineral rights on the “Argo” claim grounds, which represent approximately 453 hectares (approximately 1,120 acres) located in southwestern British Columbia, Canada, 17 miles west of Kamloops, British Columbia (the "Argo Claim"). The Argo Claim consists of nine cell claims, which were acquired by us in May 2006, for a total of $6,000 US from Kimberly Carla Sinclair. Cell claims are the terms used for mining claims in British Columbia, Canada, and consist of twenty (20) hectares (or approximately 49.4 acres). The rights to our cells were to expire on January 17, 2006, but have since been extended by us three times, each for an additional year, for an aggregate of approximately $734 per year and now expire on January 17, 2009 (unless extended further by us). The rights to the claim can be extended by us prior to its expiration for an additional $1,468 per year. We do not believe that there will be any problem extending our claim if our officers and Director feel that such extension will be in our best interest. Subsequent to the purchase of the claims we contracted with Diamond S. Holdings, Ltd. operated by Larry Sostad ("Diamond") to perform any necessary exploration work on the Argo Claim. Diamond subsequently contracted with Laurence Sookochoff, who along with Diamond, has conducted all exploration activities on our property to date, and who will conduct the following planned activities described below, subsequent to the date of this filing, funding permitting.

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

NEED FOR GOVERNMENT APPROVAL

In connection with our planned exploration activities, we may be required to comply with certain environmental laws and regulations which may require us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations affecting the environment. While we will not need any permits for Phases I through III (described above), we will require a permit to conduct diamond drilling pursuant to Phase IV above. We plan to conduct our Phase IV exploration activities only if the results from Phases II and III are encouraging. Our Phase IV activities, if any, will require drilling permits from the provincial government ministry of mining in British Columbia. The permits require us to submit a form to the British Columbia Ministry of Energy and Mines (the "Ministry"). The information required in the form includes the location of the work site, a description of the work proposed and the area of surface disturbance. Based on the information submitted, the Ministry requires a security deposit which is refundable upon the completion of the reclamation of the site, which is required. Management anticipates that the deposit required for our planned drilling program will be around $2,000. The cost of the reclamation of our claims will be dependent on how many holes are drilled, which information we will not know until the completion of our Phase III studies; however we anticipate this cost being in the range of $1,000 to $2,000. Other than the required refundable deposit and costs associated with reclamation, there are no costs associated with the permits.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

We did not generate any revenue for the three months ended March 31, 2008 or the three months ended March 31, 2007, or for the period from inception, November 16, 2004, through March 31, 2008.  We do not anticipating generating revenues, if ever, until we raise sufficient capital to conduct our exploration activities and until and unless we locate commercial quantities of minerals, of which there can be no assurance.

We had total operating expenses of $16,382 for the three months ended March 31, 2008, compared to total operating expenses of $5,808 for the three months ended March 31, 2007, an increase in total operating expenses of $10,574 or 182% from the prior period.  The main reason for the increase in operating expenses was a $12,021 or 276% increase in other selling, general and administrative expenses, to $16,375 for the three months ended March 31, 2008, compared to $4,354 for the three months ended March 31, 2007.  The main reason for the increase in other selling, general and administrative expenses was in connection with increases in accounting fees, associated with the audit and review of the financial statements contained in our annual report on Form 10-KSB, increases in legal fees associated with the preparation of our report on Form 10-KSB and increases in our rental expense associated with our office space during the three months ended March 31, 2008, which expenses were not present during the three months ended March 31, 2007, as we were not a public reporting company at that time.

We also had a $53 decrease in foreign exchange gain, to a loss of $7 on foreign exchange for the three months ended March 31, 2008, compared to a gain of $46 for the three months ended March 31, 2007, also contributing to the increase in operating expenses.

We had $1,500 of exploration expenses for the three months ended March 31, 2007, relating to our Phase I study described above, compared to no exploration expenses for the three months ended March 31, 2008.

We had a net loss of $16,382 for the three months ended March 31, 2008, compared to a net loss of $5,808 for the three months ended March 31, 2007, an increase in net loss of $10,574 or 182% from the prior period.

We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to discover and successfully extract any minerals and generate any revenues through the sale of such minerals, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets, consisting solely of cash, of $3,981 as of March 31, 2008.  We had no other assets besides the $3,981 of cash as of March 31, 2008.

We had total liabilities, consisting solely of current liabilities of $42,128 as of March 31, 2008, which included accounts payable and accrued liabilities of $24,811 and advances from related party of $17,317, which amount was owed to the Company’s former Vice President.

We had negative working capital of $38,147 and a total deficit accumulated during the exploration stage of $115,077 as of March 31, 2008.

We had $12,982 of net cash used in operating activities for the three months ended March 31, 2008, which was mainly due to $16,382 of net loss and $2,561 of bank overdraft, offset by an increase of $5,961 of accounts payable and accrued liabilities.

We had $16,963 of net cash provided by financing activities for the three months ended March 31, 2008, which was entirely due to $16,963 of advances from related party, relating to amounts advanced to us by our former Vice President.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND EXPLORATION ACTIVITIES WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for approximately the next thirty days with the approximately $1,902 of cash we had as of the filing of this report, of which there can be no assurance. We anticipate the need for approximately $150,000 to continue our business operations and conduct our exploration activities for the next twelve months.  If we are unable to raise the additional funds required for planned exploration and extraction activities, which we anticipate costing approximately $87,000, we may be forced to abandon our current business plan. If you invest in us and we are unable to raise the required funds, your investment could become worthless.

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

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR STATUS AS A “SHELL COMPANY.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for a period of one year; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder or us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.   Furthermore, as we may not ever cease to be a “shell company,” investors who purchase our restricted securities and/or non-free trading shares of our securities may be forced to hold such securities indefinitely.

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

As an exploration stage company, we have no revenues or profits to date and our deficit accumulated during our exploration stage as of March 31, 2008, was $115,077. We had a net working capital deficit of $38,147 as of March 31, 2008. We had $3,981 of cash on hand as of March 31, 2008 and $1,902 of cash on hand as of April 19, 2008.  We are currently being funded by existing shareholders and estimate being able to continue our business operations for approximately the next thirty days with the approximately $1,902 of cash on hand we had as of April 19, 2008. This estimate is based on the fact that a majority of the approximately $115,077 in expenses spent by us from our inception in November 2004 through March 31, 2008, included certain one time expenditures including legal fees and accounting fees in connection with the preparation of our Registration Statement, the preparation of the geological report on our property and the Phase I exploration on our property. However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for our next annual report filing (and all annual reports moving forward), we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 5, 2008, Valda Downing, and Karl Antonius, entered into a Stock Purchase Agreement with Hugh Downing, Ms. Downing’s brother.  Pursuant to this agreement, Mr. Downing purchased 5,500,000 shares of the Company's common stock from Ms. Downing and 4,500,000 shares of the Company’s common stock from Mr. Antonius, for an aggregate purchase of 10,000,000 shares.  As a result, Mr. Downing obtained majority voting control over the Company.  As Ms. Downing and Mr. Antonius were “affiliates” of the Company, we took the position that the sale of the shares was a Company transaction. As such, we claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above sale, since the sale did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the sale and no underwriting discounts or commissions were paid by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Consent to Action without a Meeting of the Majority Shareholders was held on March 5, 2008 in connection with the Stock Purchase Agreement entered into on March 5, 2008 between Valda Downing, Karl Antonius and Hugh Downing.  Pursuant to the terms of the Stock Purchase Agreement, Mr. Downing obtained majority voting control over the Company.  Prior to the completion of the transactions in the Stock Purchase Agreement, pursuant to the consent to action, Ms. Downing and Mr. Antonius, the then majority stockholders of the Company holding 10,000,000 or 84.5% of the outstanding shares of the Company’s common stock at the time, accepted the resignation of Ms. Downing as the Company’s sole Director and approved the appointment of Mr. Downing as the Company’s sole Director.  Only Ms. Downing and Mr. Antonius, the then majority stockholders, approved the appointment of Mr. Downing.

A Consent to Action without a Meeting of the Majority Shareholders of the Company was executed on May 7, 2008 to approve the filing of a Certificate of Amendment to our Articles of Incorporation (the “Certificate of Amendment”).  On May 7, 2008, Hugh Downing, the majority stockholder of the Company holding 10,000,000 or 87.4% of the then outstanding shares of the Company’s common stock, approved the filing of the Certificate of Amendment which will amend our Articles of Incorporation to effect a nineteen for one (19:1) forward stock split and will increase the authorized shares of common stock of the Company to 300,000,000 shares of common stock and reauthorize 20,000,000 shares of preferred stock, effective as of May 19, 2008.  As the Certificate of Amendment will not be effective until May 19, 2008, all share amounts and related disclosures in this quarterly report and the accompanying financial statements reflect pre-forward split amounts.  Upon effectiveness of the Certificate of Amendment, the Company plans to file a Report on Form 8-K with the Commission to announce the changes and to file the Certificate of Return Amendment as an exhibit to the Company’s filing.

ITEM 5. OTHER INFORMATION

Upon the effectiveness of the Certificate of Amendment (described in “Item 4”), the Company will file a Form 8-K with the Commission to reflect the amendments to the Company’s Certificate of Incorporation.

ITEM 6. EXHIBITS

(a) EXHIBITS

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

SUNCROSS EXPLORATION CORPORATION

DATED: May 14, 2008	By: /s/ Hugh Downing
Hugh Downing
Chief Executive Officer
(Principal Executive Officer)