Form 10-Q
period 2008-06-30
Team Nation Holdings CORP
filed 2008-08-13
CIK 1390891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   June 30, 2008

Commission File Number: 333-144597

TEAM NATION HOLDINGS CORPORATION
(Exact name of Registrant  as Specified in Its charter)

Nevada	98-0441861
(State of Incorporation)	(IRS Employer Identification No.)

8707 Research Drive, Irvine, California 92618
 (Address of Principal Executive Offices)

(949) 727-3900
(Issuer Telephone Number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes  ☐   No  ☒

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of June 30, 2008 was 46,608,152.

TEAM NATION HOLDINGS CORPORATION

INDEX

		Page

PART I FINANCIAL INFORMATION (Unaudited)

Item 1:	Condensed Consolidated Balance Sheet as of June 30, 2008 and December 31, 2007	3
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007	4
	Condensed Consolidated Statements of Operations for the six months ended June 30, 2008 and the period from inception of operations (February 1, 2007) through June 30, 2007	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and the period from inception of operations (February 1, 2007) through June 30, 2007	6
	Notes to Condensed Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4T:	Controls and Procedures	19

PART II OTHER INFORMATION

Item 6:	Exhibits	20

TEAM NATION HOLDINGS COROPRATION
AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 2008 (unaudited) and December 31, 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$113,326	$34,092
Restricted cash	101,982	100,000
Accounts receivable - related parties, net	220,000	55,510
Lease settlement receivable	84,194	84,194
Due from related parties	112	104,060
Prepaid expenses	-	3,459
Total current assets	519,614	381,315
Furniture and equipment, net	3,941	10,659
Lease settlement receivable	50,516	84,193
Notes receivable - related parties	3,580,494	3,580,494
Title plant	626,133	626,133
Other assets	13,000	13,000
Total assets	$4,793,698	$4,695,794

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$65,570	$40,156
Accrued expenses	15,559	6,000
Accrued shutdown expenses	139,080	136,344
Due to related party	34,649	-
Note payable related party, current portion	50,809	-
Notes payable and current portion of long-term debt	1,550,014	1,506,328
Total current liabilities	1,855,681	1,688,828
Long-term debt, less current portion	2,798,548	3,095,954
Note payable related party, net	388,269	426,133
Notes payable - shareholders	17,300	17,300
Deposit	8,419	-
Accrued shutdown expense	46,968	117,420
Total liabilities	5,115,185	5,345,635
Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock: $0.001 par value; 20,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares auth-
orized; 46,608,152 and 25,000,000 issued and outstand-
ing at June 30, 2008 and December 31, 2007, respectively	46,608	25,000
Additional paid in capital	754,406	88,212
Stock subscription receivable	(187,557)	-
Accumulated deficit	(934,944)	(763,053)
Total stockholders' equity (deficit)	(321,487)	(649,841)
Total liabilities and stockholders' equity (deficit)	$4,793,698	$4,695,794

See accompanying notes to consolidated financial statements.

TEAM NATION HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Operations
Three months ended June 30, 2008 and 2007

	2008	2007

Revenues	$255,445	$12,000
Costs and expenses
Selling, general and administrative expense	235,408	176,690
Interest expense	57,397	57,282
	292,805	233,972
Loss from operations	(37,360)	(221,972)
Interest income	1,047	3,123
Loss from continuing operations before income taxes	(36,313)	(218,849)
Provision for income taxes	-	-
Loss from continuing operations	(36,313)	(218,849)
Discontinued operations:
Loss from discontinued operations	(28,538)	(99,559)
Provision for income taxes	-	-
Loss from discontinued operations	(28,538)	(99,559)
Net loss	$(64,851)	$(318,408)

Net loss per common share, basic and diluted
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	(0.00)	(0.00)
	$(0.00)	$(0.01)

Weighted average common shares outstanding	28,064,901	25,000,000

See accompanying notes to consolidated financial statements.

TEAM NATION HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Operations
Six months ended June 30, 2008 and from inception of operations
(February 1, 2007) through June 30, 2007
	2008	2007

Revenues	$315,445	$12,000
Costs and expenses
Selling, general and administrative expense	284,424	204,560
Interest expense	150,883	57,282
	435,307	261,842
Loss from operations	(119,862)	(249,842)
Interest income	2,034	5,094
Loss from continuing operations before income taxes	(117,828)	(244,748)
Provision for income taxes	-	-
Loss from continuing operations	(117,828)	(244,748)
Discontinued operations:
Loss from discontinued operations	(54,061)	(121,356)
Provision for income taxes	-	-
Loss from discontinued operations	(54,061)	(121,356)
Net loss	$(171,889)	$(366,104)

Net loss per common share, basic and diluted
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	(0.00)	(0.00)
	$(0.01)	$(0.01)

Weighted average common shares outstanding	26,532,450	25,000,000

See accompanying notes to consolidated financial statements.

TEAM NATION HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Six months ended June 30, 2008 and from inception of operations
(February 1, 2007) through June 30, 2007
	2008	2007
Operating activities
Net loss	$(171,889)	$(366,105)
Loss from discontinued operations	54,061	121,356
	(117,828)	(244,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,718	3,929
Amortization of loan discount	12,945	-
Increase/decrease in other assets and liabilities:
Accounts receivable	(130,813)	-
Prepaid expenses and other assets	3,459	(13,000)
Accounts payable	25,412	11,185
Accrued shutdown expense	(67,716)	-
Accrued expenses	17,978	-
Loans from related parties	138,597	-
Net cash used by operating activities - continuing operations	(111,248)	(242,635)
Net cash used in operating activities - discontinued operations	(54,061)	(133,141)
Net cash used by operating activities	(165,309)	(375,776)

Investing activities
Acquisition of property and equipment	-	(4,420)
Net cash used in investing activities - continuing operations	-	(4,420)
Net cash used in investing activities - discontinued operations	-	-
Net cash used in investing activities	-	(4,420)
Financing activities
Loan proceeds	-	3,907,433
Repayment of notes payable and long-term debt	(253,720)	-
Capital contributed by shareholder	2,000	-
Loans to related parties	-	(3,580,494)
Restricted cash	(1,982)	-
Sale of common stock	498,245	100,116
Net cash provided by financing activities - continuing operations	244,543	427,055
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by financing activities	244,543	427,055
Net increase in cash and cash equivalents	79,234	46,859
Cash and cash equivalents, beginning of period	34,092	-
Cash and cash equivalents, end of period	$113,326	$46,859

		(Continued)

See accompanying notes to consolidated financial statements.

TEAM NATION HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Cash Flows, Continued
Six months ended June 30, 2008 and from inception of operations
(February 1, 2007) through June 30, 2007
	2008	2007

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$87,062	$87,062
Income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for stock subscription receivables	187,557	-
Furniture and office equipment acquired for note payable	-	20,851

See accompanying notes to consolidated financial statements.

TEAM NATION HOLDINGS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The consolidated financial statements include the accounts of Team Nation Holdings Corporation (“TEAM”) (formerly Suncross Exploration Corporation (“SUNCROSS”)) and its wholly owned subsidiary, Team Nation Holding Corporation (“HOLDING”) and its two wholly owned subsidiaries, Escrow Nation, Inc. (“ESCROW”) and Mortgage Nation, Inc. (“MORTGAGE”) (collectively the “Company”).  All significant intercompany balances and transactions have been eliminated.

The Company was incorporated in Nevada on November 16, 2004 as Suncross Exploration Corporation and changed its name to Team Nation Holdings Corporation on June 25, 2008.  HOLDING was incorporated in California on November 22, 2006 as Real Estate Services Holding, Inc. and changed its name to HOLDING on June 21, 2007.  ESCROW is a California corporation organized on November 1, 2006 and MORTGAGE is a California corporation organized on November 17, 2006.

HOLDING, ESCROW and MORTGAGE commenced operations on February 1, 2007.

Effective June 17, 2008, SUNCROSS and the shareholders of HOLDING made and entered into a stock for stock exchange agreement.  The shareholders of HOLDING exchanged all of their outstanding common shares, for 25,000,000 shares of SUNCROSS.  Completion of the exchange agreement resulted in the HOLDING shareholders having control of SUNCROSS.  Accordingly, the transaction is recorded for accounting purposes as the acquisition of HOLDING by SUNCROSS with HOLDING as the acquirer (reverse acquisition).  SUNCROSS holds a mining claim in British Columbia, Canada on which no further work is planned.  The claim reverts back to the government on January 17, 2009.

Business

TEAM is a management and services company specializing in distressed asset acquisition, fund management, management solutions for title companies, and title production services.  The Company will utilize its business relationships, experience, and analytics to analyze, evaluate, and acquire distressed security instruments, bonds (including RMBS, CMBS, CDO and CMO), REO and non-performing notes at significant discounts from illiquid institutions and banks.  The Company also focuses on counter-cyclical growth to acquire, manage and consult for title, escrow, mortgage, real estate and REO companies.

In December 2007, TEAM entered into contracts to manage all operations of two title companies operating in Southern California.  TEAM provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to both companies in exchange for fees and a percentage of net profits from the operations.

Cash and cash equivalents
The Company considers all cash on hand; cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.  At times cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts.  The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

Restricted cash
Team maintains a certificate of deposit with a bank in the amount of $101,982 at June 30, 2008, which is collateral on a line-of-credit note with its bank.

Property and equipment
Property and equipment, principally office furniture and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, primarily 5-7 years.  Maintenance and repairs are charged to selling, general and administrative expense when incurred and improvements are capitalized.

Revenue recognition
TEAM’s revenue is derived from management and production services.  Revenue from services is recognized when the service is performed.

Income taxes
The Company prepared its income tax returns in 2007 utilizing a Subchapter S election.  Accordingly, the loss was allocated to the shareholders of the Company and the Company did not provide for income taxes.  The Subchapter S election expired upon the acquisition of TEAM by SUNCROSS on June 17, 2008.

Subsequent to June 17, 2008, income taxes are accounted for using an asset and liability approach for financial reporting. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and net operating loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Earnings (loss) per common share
Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.  At June 30, 2008, there are no potentially dilutive common stock equivalents.  Accordingly, basic and diluted earnings (loss) per share are the same for the period presented.

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
Financial instruments consist of accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Contingencies
Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  Company management and its legal counsel assess such contingencies related to legal proceeding that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.  If the assessment of a contingency indicates that it is probably that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or if probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Intangible costs
The Company records goodwill and intangible assets arising from business combinations in accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”) which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.

The Company accounts for intangible assets in accordance with SFAS 142 “Goodwill and other Intangible Assets” (“SFAS 142”).  SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment.  SFAS 142 also requires that intangible assets with definite useful lives be amortized over that period to their estimated residual value, and be reviewed for impairment.

Recent accounting pronouncements
There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective on January 1, 2009 for the Company. The Company is currently evaluating the impact of adopting SFAS 160.

NOTE 2:	DISCONTINUED OPERATIONS

Revenues and expenses for the discontinued operations of ESCROW and MORTGAGE are as follows for the three months ended June 30, 2008:

	2008	2007

Revenues	$11,941	$14,623

Costs and expenses:
Selling, general and administrative expense	20,056	114,102
Shut-down expense	20,058
Interest expense	365	80
	40,479	114,182

Loss from discontinued operations	$(28,538)	$(99,559)

Revenues and expenses for the discontinued operations of ESCROW and MORTGAGE are as follows for the six months ended June 30, 2008:

	2008	2007

Revenues	$37,728	$14,623

Costs and expenses:
Selling, general and administrative expense	71,039	135,899
Shut-down expense	20,058
Interest expense	692	80
	91,789	135,979

Loss from discontinued operations	$(54,061)	$(121,356)

The assets and liabilities of the operations of ESCROW and MORTGAGE were absorbed into TEAM.

NOTE 3:	FURNITURE AND EQUIPMENT

Net furniture and equipment consists of the following at June 30, 2008 and December 31, 2007:

	2008	2007

Furniture and equipment	$25,271	$25,271
Less accumulated depreciation	21,330	14,612
Net furniture and equipment	$3,941	$10,659

NOTE 4:	TITLE PLANT AND NOTE PAYABLE TO RELATED PARTY

The Company acquired the Orange County title plant from California Counties Title Company (“CCTC”) in December 2007.  CCTC is wholly owned by four affiliates of the four shareholders of the Company.  The amount paid for the title plant was based on an appraisal and the consideration for the $710,000 purchase price included $200,000 in cash and a note payable by the Company in the amount of $510,000.  The note is non-interest bearing and is payable in 48 payments of $10,625 commencing January 1, 2009.  Current maturities are $127,500 for 2009, 2010, 2011 and 2012.  The note was discounted at 6% and the resulting discount of $83,867 reduced the recorded value of the plant to $626,133 and the note payable amount to $426,133.  At June 30, 2008, the balance had been increased by $12,945 from amortization of the discount.  The current portion of the note is $50,809 and the non-current portion is $388,269 at June 30, 2008.

NOTE 5:	NOTES PAYABLE AND LONG-TERM DEBT

At June 30, 2008 and December 31, 2007, notes payable and long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
Note payable to a bank; unsecured; interest at prime (5.0% at
June 30, 2008); payable interest only through July 16, 2008, then
55 monthly payments of $47,553 with a final payment due on
March 16, 2013; personally guaranteed by the shareholders	$2,460,316	$2,500,000
Note payable to a bank; colateralized by the Company's certificate of deposit in the amount of $100,000 and certificates of deposit in the total amount of $400,000 owned by the Company's shareholders;
interest at prime plus 2% (7.0% at June 30, 2008); interest
payable monthly; due in full on August 24, 2008	999,798	999,798
Note payable to a bank; interest at prime plus 1.75% (9% at December
31, 2007); paid in full March 31, 2008	-	147,352
Note payable to an individual; interest at 4.62%; payable in monthly installments of $5,869 for 84 months with the remaining balance due
June 1, 2014; the Company assumed this note from its shareholders	368,390	394,739
Notes payable to three trusts; interest at 4.62%; payable in aggregate monthly installments of $8,089 for 84 months with the remaining balance due June 1, 2014; the Company assumed these notes from its
shareholders	507,715	544,028
Furniture and equipment note; payable in monthly installments of $772,
including interest at 8.3%; through November 2009	12,343	16,365
	4,348,562	4,602,282
Current portion of notes payable and long-term debt	1,550,014	1,506,328
Long-term debt less current portion	$2,798,548	$3,095,954

Current maturities of notes payable and long-term debt are:  2008 (six months) - $1,252,608; 2009 - $601,566; 2010 - $624,806; 2011 - $657,865; 2012 - $692,568; and remainder - $519,149.

NOTE 6:                 STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 20,000,000 shares of its $0.001 par value preferred stock authorized and has no shares issued and outstanding at June 30, 2008 and December 31, 2007.

COMMON STOCK

The Company has 300,000,000 shares of its $0.001 par value common stock authorized and 46,608,152 and 25,000,000 issued and outstanding at June 30, 2008 and December 31, 2007, respectively.  The number of authorized common shares was increased from 100,000,000 to 300,000,000 on May 14, 2008.

With the acquisition of HOLDINGS by TEAM on June 17, 2008, the combined Companies had 45,771,750 shares of common stock outstanding.

During the three months ended June 30, 2008, the Company sold 836,402 shares of its restricted common stock for total consideration of $685,802, which includes $498,245 in cash and $187,557 in stock subscription receivables.  A shareholder paid a company bill in the amount of $2,000 during the quarter and the amount was contributed to capital.

NOTE 7:                 RELATED PARTY TRANSACTIONS

Accounts receivable – related parties - $220,000 and $55,510
At June 30, 2008, the Company had receivables pursuant to one of its management contracts in the amount of $220,000.  The amount due includes $90,000 in revenue and $130,000 in advances.  At December 31, 2007, the Company had receivables for its management services from customers of CCTC which is wholly owned by four affiliates of the four shareholders of the Company.  This amount was paid during the three months ended March 31, 2008.

Due from related parties - $112 and $104,060
The Company has advanced $112 to a shareholder at June 30, 2008 and $465 at December 31, 2007 and had advanced CCTC $103,595 at December 31, 2007 for working capital.

Notes receivable – related parties - $3,580,494
The Company has notes receivable from four affiliates of its four stockholders in the total amount of $3,600,000 which was used by the stockholders to fund the purchase of CCTC.  The loans include a total of $2,600,000 which was paid in cash ($1,000,000 to the former shareholders of CCTC and the balance used for CCTC working capital) and the assumption of $1,000,000 in notes payable by four affiliates of the Company’s shareholders to the former shareholders of CCTC.  TEAM had received payments of $19,041 on the notes as of December 31, 2007.  The notes receivable from the four shareholders consist of: 1) four notes in the amount of $650,000 each which are non-interest bearing until May 31, 2008; and interest only is payable at the rate of 5% per annum until the notes receivable are due in full on May 1, 2014; and 2) four notes in the amount of $250,000 each which are non-interest bearing until May 31, 2010; and interest only is payable at the rate of 4.62% per annum until the notes receivable are due in full on June 1, 2015

Notes payable – stockholders - $17,300
MORTGAGE had received loans from shareholders in the amount of $17,300 for working capital at June 30, 2008 and December 31, 2007.

Purchase of Orange County, California title plant
As discussed in Note 4, the Company acquired the title plant for Orange County from CCTC which is owned by the four shareholders of the Company and have a note payable in the amount of $510,000 (discounted to $426,133) associated with the purchase.

Due to related party - $34,649
During the six months ended June 30, 2008, the Company received advances from CCTC in the net amount of $138,244 which repaid the $103,595 which the Company had advanced to CCTC at December 31, 2007 and left the Company owing CCTC $34,649 at June 30, 2008.

Management agreements
TEAM entered into management agreements with CCTC and First Southwest Title Company, which are title companies with operations in Southern California, to manage all of their operations.  TEAM provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to both companies in exchange for monthly management fees plus a share of net profits, determined quarterly.  TEAM first recognized revenue in the first quarter from First Southwest and expects to commence receiving revenue in the second quarter from CCTC.  The Company has recorded $90,000 on its management agreement with First Southwest Title and $130,000 on its management agreement with CCTC during the six months ended June 30, 2008.

NOTE 8:                 COMMITMENTS AND CONTINGENCIES

Exit and termination of lease
On April 26, 2007, ESCROW entered into a 30 month lease agreement commencing May 1, 2007 for its office, with a base monthly rent of $10,831, subject to fixed annual increases.  At June 30, 2008, the future minimum fixed payments under this lease are as follows:

2008 (six months)	$68,324
2009	117,420
Total	$185,744

During 2007, the Company consolidated facilities and exited certain leases to reduce expenses as a result of a change in the business environment.  As a result, ESCROW closed its office and began leasing space from an affiliated company on a monthly basis.  On February 6, 2008, ESCROW subleased this office to a third party for the remainder of the lease.  As of December 31, 2007, ESCROW recognized the lease commitment for the closed office as an accrued expense in the amount of $253,764; recognized a sublease rent receivable in the amount of $168,387; and charged the difference of $85,376 to loss from discontinued operations.  During the six months ended June 30, 2008, $68,020 was paid on the lease commitment.

TEAM has a sub-lease for two office locations from CCTC.  The Irvine lease is from May 1, 2008 through May 31, 2010 at a monthly rental of $15,000.  The Pasadena lease is from May 1, 2008 through September 30, 2009 at a monthly rental of $5,500.

NOTE 9:                 GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company commenced limited operations in February 2007 and began full operations in May 2007.  As of the end of December 2007, it was determined that ESCROW and MORTGAGE would be unable to continue in the current housing market and the operations of both companies were discontinued.

At June 30, 2008, the Company had negative working capital of $1,336,067 which includes $1,600,823 in notes payable and the current portion of long-term debt, and had a deficit in stockholders’ equity of $321,487.  Currently scheduled notes payable and long-term debt payment requirements for 2008 exceed the amount that can be expected to be generated from operations.  The Company expects to refinance some debt and, with the acquisition by SUNCROSS discussed above, expects to raise some capital with private placements of common stock.  During the three months ended June 30, 2008, the Company sold 836,402 shares of its restricted common stock for total consideration of $685,802, which includes $498,245 in cash and $187,557 in stock subscription receivables.

As noted above, the Company has entered into management contracts with a title company owned by four affiliates of the Company’s shareholders, from which the Company expects to have positive cash flow.  The Company currently has one other management contract and expects to have additional service contracts in the future.  In addition, as noted below, the Company has formed an LLC from which the Company expects to profit.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 10:               TEAM NATION INVESTMENT GROUP, LLC

On May 20, 2008, TEAM entered into an operating agreement relating to TEAM Nation Investment Group, LLC (“INVESTMENT”) in which it is a 50% owner.  INVESTMENT’s core business is the generation of private placement funds for investment into distressed assets, particularly performing mortgage backed securities rated BBB (institutional grade) or better.  INVESTMENT is responsible for analyzing over 100 bonds submitted to it daily from troubled institutions and banks.  From these bonds INVESTMENT selects those bonds which meet its investment criteria.  INVESTMENT expects to have available new capital of approximately $10,000,000 per month to use for investment.  TEAM will be involved in marketing INVESTMENT and its partner will be involved in managing its day-to-day operations.  INVESTMENT had no operations as of June 30, 2008.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing earlier in this report. All statements other than statements of historical fact included in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management’s views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

FINANCIAL CONDITION AND GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  TEAM commenced limited operations in February 2007 and began full business operations in May 2007.  As discussed in the Notes to the Condensed Consolidated Financial Statements, SUNCROSS acquired HOLDING on June 17, 2008, and the financial statements prior to that date are those of HOLDING.  The Company at June 30, 2008 has negative working capital of $1,336,067, whereas, HOLDING separately had negative working capital of $1,307,513 at December 31, 2007.  Management believes that operating in a public company will allow them more flexibility in raising the capital necessary to develop the Company’s business plan.

The Company has not established sources of revenue to fund the development of business, projected operating expenses and commitments for the next twelve months.  Management believes its business as a management and service company specializing in distressed asset acquisition, fund management, management solutions for title companies and title production services will be sufficient to fund projected operating expenses and commitments by the end of 2008 and that private placements of common stock and loans will be sufficient to meet operating requirements until the business can provide positive cash flow.  However there can be no assurance that revenues from operations and/or common stock sales will be sufficient to fund the Company’s current business plan.

During the three months ended June 30, 2008, the Company sold 836,402 shares of its restricted common stock for total consideration of $685,802, which includes $498,245 in cash and $187,557 in stock subscription receivables.

The ability of the Company to continue as a going concern during the next year depends on the Company’s success in executing these plans.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

The statements of operations include the results of HOLDING since its inception (February 1, 2007) and include the results from TEAM (formerly SUNCROSS) since the acquisition of HOLDING on June 17, 2008.

TEAM is a management and services company specializing in distressed asset acquisition, fund management, management solutions for title companies and title production services. The company leverages its significant business relationships, experience and high level analytics to analyze, evaluate, and acquire distressed security instruments, bonds (including RMBS, CMBS, CDO and CMO), REO and non-performing notes at significant discounts from illiquid institutions and banks.  The company also focuses on counter-cyclical growth to acquire, manage and consult for title, escrow, mortgage, real estate and REO companies.

Investment Fund Management: TEAM’s core business is the generation of private placement funds for investment into distressed assets, particularly performing mortgage-backed securities rated BBB (institutional investment grade) or better.  TEAM and its partner ABS Investment Group (“ABSIG”) are responsible for analyzing over 100 bonds submitted to it daily from troubled institutions and banks.  After applying 5 layers of analysis we select only the best bonds that we anticipate will generate the greatest rate of return for TEAM and its investors.  With a capital raise of 10 million monthly and a goal to move to 50 million monthly, TEAM expects to manage over 1 billion in private investments by December of 2009.

Management and Production Services:  TEAM currently holds contracts to manage all operations of two emerging title companies operating in Southern California.  TEAM provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to both companies in exchange for fees and a percentage of net profits of the operations.  Under the management of TEAM both companies have grown significantly, increasing their gross revenue tenfold and collapsing expenses through shared resources to significantly impact the bottom line.

Escrow Operations:  TEAM wholly owns ESCROW, a California corporation licensed to transact escrow business by the California Department of Corporations.  ESCROW is currently inactive, but available as a tool as the market presents revenue opportunities. ESCROW can add value to the overall performance of TEAM by capturing escrow revenue for services to its affiliate entities and to its investors. As the family of companies owned and managed by TEAM grows, ESCROW will grow in concert and will allow TEAM to capture additional revenue from its core operations.

Mortgage Operations:  MORTGAGE is wholly owned by TEAM and is licensed to provide mortgage broker services to its affiliates, employees and investors.  MORTGAGE is currently inactive, but available as a tool as the mortgage industry recovers and presents revenue opportunities.

Acquisition strategy:  TEAM is committed to finding, analyzing and acquiring failing real estate companies, particularly title, escrow and mortgage companies to acquire their revenue streams and inventories and to adjust their infrastructure to mitigate expenses.  Already poised to support growing operations, we can pick up the business at hand without needing to increase staff or duplicate costly services.  TEAM has identified several such opportunities and is completing the purchase agreement of a title company in which a letter of intent to purchase has already been executed. One other letter on intent has been delivered and is in negotiations.

Comparison of Three Months Ended June 30, 2008 and 2007

Revenues

During the three months end June 30, 2008, the Company had revenues from continuing operations of $255,445, as compared to $12,000 during the prior year period.  Current operations are principally from the contracts discussed in Note 7.

Costs and expenses

Selling, general and administrative expense amounted to $235,408 in 2008 as compared to $176,690 in the year earlier period.  The increase is primarily from operating for the full three months in 2008 as compared to only two months of full operations in 2007.

Comparison of Six Months Ended June 30, 2008 and 2007

Revenues

During the six months end June 30, 2008, the Company had revenues from continuing operations of $315,445, as compared to $12,000 during the prior year period.  Current operations are principally from the contracts discussed in Note 7.

Costs and expenses

Selling, general and administrative expense amounted to $284,424 in 2008 as compared to $204,560 in the year earlier period.  The Company had reduced costs in the first quarter of 2008 pending completion of the transaction between TEAM and HOLDING.  The $235,408 in selling, general and administrative expense incurred in the second quarter of 2008, is more representative of the expense expected for subsequent periods.

Interest expense increased from $57,282 in 2007 to $150,883 in 2008, primarily as a result of the increased debt level plus the debt being outstanding for six months in 2008 as compared to approximately two months in 2007.

Item 3:    Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

Item 4T:   Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2008.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1:	Legal proceedings

Not applicable.

Item 1A:	Risk factors

Not applicable.

Item 2:	Unregistered sales of equity securities and use of proceeds

During the three months ended June 30, 2008, we issued 25,000,000 shares of common stock to acquire Team Nation Holding Corporation (“HOLDING”).  In addition, we sold 836,402 shares of our restricted common stock for total consideration of $685,802, which includes $498,245 in cash and $187,557 in stock subscription receivables.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

Item 3:	Defaults upon senior securities

None.

Item 4:	Submission of matters to a vote of security holders

Not applicable.

Item 5:	Other information

None.

Item 6:                     Exhibits

(a) Exhibits—

Exhibit 31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAM NATION HOLDINGS CORPORATION

Date: August 13, 2008	By:	/s/ Dennis R. Duffy
Dennis R. Duffy
Chief Executive Officer (Principal Executive Officer)