Form 10-Q
period 2008-09-30
Team Nation Holdings CORP
filed 2008-11-19
CIK 1390891

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2008

Commission File Number: 333-144597

TEAM NATION HOLDINGS CORPORATION
(Name of Registrant as Specified in its Charter)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of September 30, 2008 was 47,205,795.

TEAM NATION HOLDINGS CORPORATION

		Page

PART I FINANCIAL INFORMATION (Unaudited)

Item 1:	Financial Statements	3

	Condensed Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007	4

	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008 and the period from inception of operations (February 1, 2007) through September 30, 2007	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and the period from inception of operations (February 1, 2007) through September 30, 2007	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4T:	Controls and Procedures	22

PART II OTHER INFORMATION

Item 2:	Unregistered sales of equity securities and use of proceeds	23

Item 6:	Exhibits	23

Item 1:	Financial Statements

TEAM NATION HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2008 (unaudited) and December 31, 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,334	$34,092
Restricted cash	102,988	100,000
Accounts receivable - related parties, net of allowance for
bad debts of $160,460 in 2008 and none in 2007	320,410	55,510
Lease settlement receivable	101,033	84,194
Due from related parties	-	104,060
Prepaid expenses	-	3,459
Total current assets	527,765	381,315
Furniture and equipment, net	1,964	10,659
Lease settlement receivable	8,419	84,193
Notes receivable and accrued interest- related parties	3,623,827	3,580,494
Title plant	626,133	626,133
Other assets	13,000	13,000
Total assets	$4,801,108	$4,695,794

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$237,225	$40,156
Accrued expenses	40,164	6,000
Accrued shutdown expenses	140,448	136,344
Due to related party	225,573	-
Notes payable and current portion of long-term debt	3,520,219	1,506,328
Total current liabilities	4,163,629	1,688,828
Long-term debt, less current portion	715,571	3,095,954
Note payable related party, net	31,081	426,133
Notes payable - shareholders	17,300	17,300
Deposit	8,419	-
Accrued shutdown expense	11,742	117,420
Total liabilities	4,947,742	5,345,635
Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock: $0.001 par value; 20,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares auth-
orized; 47,205,795 and 25,000,000 issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	47,206	25,000
Additional paid in capital	1,297,284	88,212
Stock subscription receivable	(166,989)	-
Accumulated (deficit)	(1,324,135)	(763,053)
Total stockholders' equity (deficit)	(146,634)	(649,841)
Total liabilities and stockholders' equity (deficit)	$4,801,108	$4,695,794

See accompanying notes to consolidated financial statements

TEAM NATION HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
Three months ended September 30, 2008 and 2007
(Unaudited)
	2008	2007

Revenues	$492,720	$78,400
Costs and expenses
Selling, general and administrative expense	685,423	49,924
Bad debt expense	160,460	-
Interest expense	71,319	41,058
	917,202	90,982
Loss from operations	(424,482)	(12,582)
Interest income - related parties	43,333	-
Interest income	1,113	-
Loss from continuing operations before income taxes	(380,036)	(12,582)
Provision for income taxes	-	-
Loss from continuing operations	(380,036)	(12,582)
Discontinued operations:
Loss from discontinued operations	(9,155)	(149,666)
Provision for income taxes	-	-
Loss from discontinued operations	(9,155)	(149,666)
Net loss	$(389,191)	$(162,248)

Net loss per common share, basic and diluted
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	(0.00)	(0.01)
	$(0.01)	$(0.01)

Weighted average common shares outstanding	46,769,910	25,000,000

See accompanying notes to consolidated financial statements.

TEAM NATION HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
Nine months ended September 30, 2008 and from inception of operations
(February 1, 2007) through September 30, 2007
(Unaudited)
	2008	2007

Revenues	$808,165	$90,400
Costs and expenses
Selling, general and administrative expense	969,848	254,484
Bad debt expense	160,460	-
Interest expense	222,203	98,340
	1,352,511	352,824
Loss from operations	(544,346)	(262,424)
Interest income - related parties	43,333	-
Interest income	3,147	5,094
Loss from continuing operations before income taxes	(497,866)	(257,330)
Provision for income taxes	-	-
Loss from continuing operations	(497,866)	(257,330)
Discontinued operations:
Loss from discontinued operations	(63,216)	(271,023)
Provision for income taxes	-	-
Loss from discontinued operations	(63,216)	(271,023)
Net loss	$(561,082)	$(528,353)

Net loss per common share, basic and diluted
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	(0.00)	(0.01)
	$(0.02)	$(0.02)

Weighted average common shares outstanding	33,327,510	25,000,000

See accompanying notes to consolidated financial statements.

TEAM NATION HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended September 30, 2008 and from inception of operations
(February 1, 2007) through September 30, 2007
(Unaudited)
	2008	2007
Operating activities
Net loss	$(561,082)	$(528,353)
Loss from discontinued operations	63,216	271,023
	(497,866)	(257,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,695	9,270
Amortization of loan discount	17,478	-
Bad debt expense	160,460	-
Increase/decrease in other assets and liabilities:
Accounts receivable	(366,425)	-
Prepaid expenses and other assets	(98,115)	-
Accounts payable	197,069	26,645
Accrued expenses	42,584	-
Accrued interest due from related parties	(43,333)	-
Loans from related parties	329,632	(364,991)
Net cash used by operating activities - continuing operations	(249,821)	(586,406)
Net cash used in operating activities - discontinued operations	(63,216)	(268,065)
Net cash used by operating activities	(313,037)	(854,471)

Investing activities
Acquisition of property and equipment	-	(4,420)
Net cash used in investing activities	-	(4,420)
Financing activities
Loan proceeds	-	4,318,710
Repayment of notes payable and long-term debt	(366,492)	(641)
Repayment of related party long-term debt	(412,530)	-
Capital contributed by shareholder	2,000	13,212
Loans to related parties		(3,580,494)
Loan from related parties	-	17,300
Restricted cash	(2,988)	-
Collection of stock subscription receivable	20,568	-
Sale of common stock	1,041,721	100,000
Net cash provided by financing activities	282,279	868,087
Net increase (decrease) in cash and cash equivalents	(30,758)	9,196
Cash and cash equivalents, beginning of period	34,092	-
Cash and cash equivalents, end of period	$3,334	$9,196

		(Continued)

See accompanying notes to consolidated financial statements.

TEAM NATION HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Nine months ended September 30, 2008 and from inception of operations
(February 1, 2007) through September 30, 2007
(Unaudited)
	2008	2007

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$203,961	$98,340
Income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for stock subscription receivables	187,557	-
Furniture and office equipment acquired for note payable	-	20,851

See accompanying notes to consolidated financial statements.

TEAM NATION HOLDINGS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

At September 30, 2008, the Company had negative working capital of $3,635,864 which includes $3,520,219 in notes payable and the current portion of long-term debt, and had a deficit in stockholders’ equity of $146,634.  Currently scheduled notes payable and long-term debt payment requirements for 2008 exceed the amount that can be expected to be generated from operations.  The Company expects to refinance some debt and, with the acquisition by SUNCROSS discussed above, expects to continue to raise some capital with private placements of common stock.  During the three months ended June 30, 2008, the Company sold 836,402 shares of its restricted common stock for total consideration of $685,802, which includes $498,245 in cash and $187,557 in stock subscription receivables.  During the three months ended September 30, 2008, the Company sold 597,643 shares of its restricted common stock for $543,476 in cash and collected $20,568 on its stock subscriptions receivable.

The Company’s principal bank has declined to renew its line-of-credit which was due August 24, 2008, in the amount of $999,798.  Certain members of management of the Company have filed a lawsuit against the bank for defamation.  The bank called a second loan with the bank with a balance of $2,381,495 at September 30, 2008.  The second loan was scheduled to be paid in monthly installments of $47,553 and was current at the time the bank called the loan due.  The Company has suspended payment on the two loans pending the outcome of the lawsuit and is also seeking alternative financing.

As noted above, the Company has entered into management contracts with a title company owned by four affiliates of the Company’s shareholders, from which the Company expected to have positive cash flow.  However, the continuing decline in the real estate market has severely limited the ability of the title companies to make payment of the management fees.  The Company currently has one other management contract and expects to have additional service contracts in the future.

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

Restricted cash
Team maintains a certificate of deposit with a bank in the amount of $102,988 at September 30, 2008, which is collateral on a line-of-credit note with its bank.

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

Earnings (loss) per common share
Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.  At September 30, 2008, there are no potentially dilutive common stock equivalents.  Accordingly, basic and diluted earnings (loss) per share are the same for the period presented.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2:	DISCONTINUED OPERATIONS

Revenues and expenses for the discontinued operations of ESCROW and MORTGAGE are as follows for the three months ended September 30, 2008 and 2007:

	2008	2007

Revenues	$-	$55,273

Costs and expenses:
Selling, general and administrative expense	(18,480)	204,808
Shut-down expense	27,393
Interest expense	242	131
	9,155	204,939

Loss from discontinued operations	$(9,155)	$(149,666)

Revenues and expenses for the discontinued operations of ESCROW and MORTGAGE are as follows for the nine months ended September 30, 2008 and the period from inception (February 1, 2007) through September 30, 2007:

	2008	2007

Revenues	$37,728	$69,896

Costs and expenses:
Selling, general and administrative expense	72,616	340,674
Shut-down expense	27,393	-
Interest expense	935	245
	100,944	340,919

Loss from discontinued operations	$(63,216)	$(271,023)

The assets and liabilities of the operations of ESCROW and MORTGAGE were absorbed into TEAM.

NOTE 3:	FURNITURE AND EQUIPMENT

Net furniture and equipment consists of the following at September 30, 2008 and December 31, 2007:

	2008	2007

Furniture and equipment	$25,271	$25,271
Less accumulated depreciation	23,307	14,612
Net furniture and equipment	$1,964	$10,659

NOTE 4:	TITLE PLANT AND NOTE PAYABLE TO RELATED PARTY

The Company acquired the Orange County title plant from California Counties Title Company (“CCTC”) in December 2007.  CCTC is wholly owned by four affiliates of the four shareholders of the Company.  The amount paid for the title plant was based on an appraisal and the consideration for the $710,000 purchase price included $200,000 in cash and a note payable by the Company in the amount of $510,000.  The note is non-interest bearing and is payable in 48 payments of $10,625 commencing January 1, 2009.  Current maturities are $127,500 for 2009, 2010, 2011 and 2012.  The note was discounted at 6% and the resulting discount of $83,867 reduced the recorded value of the plant to $626,133 and the note payable amount to $426,133.  At September 30, 2008, the balance had been increased by $17,478 from amortization of the discount.  The Company has made reductions in the note in the amount of $412,530 and the non-current portion is $31,081 at September 30, 2008.

NOTE 5:	NOTES PAYABLE AND LONG-TERM DEBT

At September 30, 2008 and December 31, 2007, notes payable and long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
Note payable to a bank; unsecured; interest at prime (5.0% at
September 30, 2008); payable interest only through July 16, 2008, then
55 monthly payments of $47,553 with a final payment due on
March 16, 2013; personally guaranteed by the shareholders;
the bank has accelerate the loan due date as a result of the Company
not repaying the note below (1)	$2,381,495	$2,500,000
Note payable to a bank; colateralized by the Company's certificate of deposit in the amount of $100,000 and certificates of deposit in the total amount of $400,000 owned by the Company's shareholders;
interest at prime plus 2% (7.0% at June 30, 2008); interest
payable monthly; due in full on August 24, 2008 (1)	999,798	999,798
Note payable to a bank; interest at prime plus 1.75% (9% at December
31, 2007); paid in full March 31, 2008	-	147,352
Note payable to an individual; interest at 4.62%; payable in monthly installments of $5,869 for 84 months with the remaining balance due
June 1, 2014; the Company assumed this note from its shareholders	354,986	394,739
Notes payable to three trusts; interest at 4.62%; payable in aggregate monthly installments of $8,089 for 84 months with the remaining balance due June 1, 2014; the Company assumed thses notes from its
shareholders	489,242	544,028
Furniture and equipment note; payable in monthly installments of $772,
including interest at 8.3%; through November 2009	10,269	16,365
	4,235,790	4,602,282
Current portion of notes payable and long-term debt	3,520,219	1,506,328
Long-term debt less current portion	$715,571	$3,095,954

(1)  The line-of-credit note with a balance of $999,798 was not repaid when due on August 24, 2008, and the bank has declined to renew the note.  Certain members of the management team of the Company have filed a lawsuit against the bank for defamation.  The bank subsequently accelerated the due date of the amortizing loan and the Company has suspended payment on the notes pending the outcome of the lawsuit.  The Company is seeking other sources of financing.

Current maturities of notes payable and long-term debt are:  2008 (three months) - $3,415,656; 2009 - $140,920; 2010 - $139,034; 2011 - $145,595; 2012 - $152,465; and remainder - $242,120.

NOTE 6:	STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 20,000,000 shares of its $0.001 par value preferred stock authorized and has no shares issued and outstanding at September 30, 2008 and December 31, 2007.

COMMON STOCK

The Company has 300,000,000 shares of its $0.001 par value common stock authorized and 47,205,795 and 25,000,000 issued and outstanding at September 30, 2008 and December 31, 2007, respectively.  The number of authorized common shares was increased from 100,000,000 to 300,000,000 on May 14, 2008.

In September 2008, the Company issued 1,000,000 shares of its common stock into escrow in anticipation of a private placement during the fourth quarter.  The shares are not treated as issued or outstanding at September 30, 2008.

During the three months ended September 30, 2008, the Company sold 597,643 shares of its restricted common stock for $543,476 in cash.  In addition the Company collected $20,568 on its stock subscription receivable.

During the three months ended June 30, 2008, the Company sold 836,402 shares of its restricted common stock for total consideration of $685,802, which includes $498,245 in cash and $187,557 in stock subscription receivables.  A shareholder paid a company bill in the amount of $2,000 during 2008 and the amount was contributed to capital.

NOTE 7:	RELATED PARTY TRANSACTIONS

Accounts receivable – related parties - $320,410 and $55,510
At September 30, 2008, the Company had receivables pursuant to one of its management contracts in the amount of $470,220.  The amount due includes $282,720 in revenue and $187,500 in advances.  The Company has recorded a reserve of $160,460 against this receivable.  The Company also has a receivable for $10,650 from its other management contract at September 30, 2008.  At December 31, 2007, the Company had receivables for its management services from customers of CCTC which is wholly owned by four affiliates of the four shareholders of the Company.  This amount was paid during the three months ended March 31, 2008.

Due from related parties - $104,060 in 2007
The Company has advanced $465 to a shareholder at December 31, 2007 and had advanced CCTC $103,595 at December 31, 2007 for working capital.

Notes receivable and accrued interest – related parties - $3,623,827
The Company has notes receivable from four affiliates of its four management stockholders in the total amount of $3,600,000 which was used by the stockholders to fund the purchase of CCTC.  The loans include a total of $2,600,000 which was paid in cash ($1,000,000 to the former shareholders of CCTC and the balance used for CCTC working capital) and the assumption of $1,000,000 in notes payable by four affiliates of the Company’s shareholders to the former shareholders of CCTC.  TEAM had received payments of $19,041 on the notes as of December 31, 2007.  The notes receivable from the four affiliates consist of: 1) four notes in the amount of $650,000 each which are non-interest bearing until May 31, 2008; and commencing June 1, 2008, interest only is payable at the rate of 5% per annum until the notes receivable are due in full on May 1, 2014; and 2) four notes in the amount of $250,000 each which are non-interest bearing until May 31, 2010; and interest only is payable at the rate of 4.62% per annum until the notes receivable are due in full on June 1, 2015.  The Company has accrued interest receivable from the four affiliates of $43,333 at September 30, 2008.

Notes payable – stockholders - $17,300
MORTGAGE had received loans from shareholders in the amount of $17,300 for working capital at September 30, 2008 and December 31, 2007.

Purchase of Orange County, California title plant
As discussed in Note 4, the Company acquired the title plant for Orange County from CCTC which is owned by the four shareholders of the Company and have a note payable in the initial amount of $510,000 (discounted to $426,133) associated with the purchase.

Due to related party - $225,573
During the nine months ended September 30, 2008, the Company received advances from CCTC in the net amount of $311,890 which repaid the $103,595 which the Company had advanced to CCTC at December 31, 2007 and left the Company owing CCTC $208,295 at September 30, 2008.  ESCROW also owes a CCTC $17,278 at September 30, 2008.

Management agreements
TEAM entered into management agreements with CCTC and First Southwest Title Company, which are title companies with operations in Southern California, to manage all of their operations.  TEAM provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to both companies in exchange for monthly management fees plus a share of net profits, determined quarterly.  TEAM first recognized revenue in the first quarter of 2008 from First Southwest and began receiving revenue in the second quarter from CCTC.  The Company has recorded $282,720 on its management agreement with First Southwest Title and $525,445 on its management agreement with CCTC during the nine months ended September 30, 2008.

The Company recorded a reserve of $160,460 against the receivable from First Southwest Title Company.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Exit and termination of lease
On April 26, 2007, ESCROW entered into a 30 month lease agreement commencing May 1, 2007 for its office, with a base monthly rent of $10,831, subject to fixed annual increases.  At September 30, 2008, the future minimum fixed payments under this lease are as follows:

2008 (three months)	$34,770
2009	117,420
Total	152,190
Current portion	140,448
Non-current portion	$11,742

During 2007, the Company consolidated facilities and exited certain leases to reduce expenses as a result of a change in the business environment.  As a result, ESCROW closed its office and began leasing space from an affiliated company on a monthly basis.  On February 6, 2008, ESCROW subleased this office to a third party for the remainder of the lease.  As of December 31, 2007, ESCROW recognized the lease commitment for the closed office as an accrued expense in the amount of $253,764; recognized a sublease rent receivable in the amount of $168,387; and charged the difference of $85,376 to loss from discontinued operations.  During the nine months ended September 30, 2008, $101,574 was paid on the lease commitment.

TEAM has a sub-lease for two office locations from CCTC.  The Irvine lease is from May 1, 2008 through May 31, 2010 at a monthly rental of $15,000.  The Pasadena lease is from May 1, 2008 through September 30, 2009 at a monthly rental of $5,500.

NOTE 9:	TEAM NATION INVESTMENT GROUP, LLC

On May 20, 2008, TEAM entered into an operating agreement relating to TEAM Nation Investment Group, LLC (“INVESTMENT”) in which it is a 50% owner.  INVESTMENT’s core business is the generation of private placement funds for investment into distressed assets, particularly performing mortgage backed securities rated BBB (institutional grade) or better.  INVESTMENT is responsible for analyzing over 100 bonds submitted to it daily from troubled institutions and banks.  From these bonds INVESTMENT selects those bonds which meet its investment criteria.  INVESTMENT expects to have available new capital of approximately $2,000,000 per month to use for investment.  TEAM will be involved in marketing INVESTMENT and its partner will be involved in managing its day-to-day operations.  At September 30, 2008, INVESTMENT was primarily in the development stage with no appreciable investment capital received.  Delays are mainly attributable to the reluctance of investors to make investments in the current credit and investment environment.

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

FINANCIAL CONDITION AND GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  TEAM commenced limited operations in February 2007 and began full business operations in May 2007.  As discussed in the Notes to the Condensed Consolidated Financial Statements, SUNCROSS acquired HOLDING on June 17, 2008, and the financial statements prior to that date are those of HOLDING.  The Company at September 30, 2008 has negative working capital of $3,635,864.  Management believes that operating in a public company will allow them more flexibility in raising the capital necessary to develop the Company’s business plan.

The Company has not established sources of revenue to fund the development of business, projected operating expenses and commitments for the next twelve months.  Management believes its business as a management and service company specializing in distressed asset acquisition, fund management, management solutions for title companies and title production services will be sufficient to fund projected operating expenses and commitments by the end of 2009 and that private placements of common stock and loans will be sufficient to meet operating requirements until the business can provide positive cash flow.  However the Company is highly leveraged and has approximately $3.4 million in debt which is in default, so there can be no assurance that revenues from operations and/or common stock sales will be sufficient to fund the Company’s current business plan.  See Note 1 to the condensed consolidated financial statements.

During the three months ended September 30, 2008, the Company sold 597,643 shares of its restricted common stock for $543,476 in cash and collected $20,568 on its stock subscriptions receivable.

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

Investment Fund Management: TEAM’s core business is the generation of private placement funds for investment into distressed assets, particularly performing mortgage-backed securities rated BBB (institutional investment grade) or better.  TEAM and its partner ABS Investment Group (“ABSIG”) are responsible for analyzing over 100 bonds submitted to it daily from troubled institutions and banks.  After applying 5 layers of analysis we select only the best bonds that we anticipate will generate the greatest rate of return for TEAM and its investors.  With a capital raise of 2 million monthly and a goal to move to 10 million monthly, TEAM expects to manage over 200 million in private investments by December of 2009.  The current investment environment has delayed receiving any substantial investments.

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

Comparison of Three Months Ended September 30, 2008 and 2007

Revenues

During the three months ended September 30, 2008, the Company had revenues from continuing operations of $492,720, as compared to $78,400 during the prior year period.  Current operations are principally from the contracts discussed in Note 7.

Costs and expenses

Selling, general and administrative expense amounted to $685,423 in 2008 as compared to $49,924 in the year earlier period.  The increase is primarily from operating two management contracts for the full three months in 2008 as compared to limited operations in 2007.

Bad debt expense amounted to $160,460 in 2008 as a result of an allowance recorded for a portion of one of the Company’s management contracts.

Interest expense increased from $41,058 in 2007 to $71,319 in 2008, primarily as a result of the increased debt level.

Comparison of Nine Months Ended September 30, 2008 and the period from inception (February 1, 2007) to September 30, 2007

Revenues

During the nine months ended September 30, 2008, the Company had revenues from continuing operations of $808,165, as compared to $90,400 during the prior year period.  Current operations are principally from the contracts discussed in Note 7.

Costs and expenses

Selling, general and administrative expense amounted to $969,847 in 2008 as compared to $254,484 in the year earlier period.  The Company had reduced costs in the first quarter of 2008 pending completion of the transaction between TEAM and HOLDING.  Additionally, the management contracts have expanded resulting in higher costs.

Bad debt expense amounted to $160,460 in 2008 as a result of an allowance recorded for a portion of one of the Company’s management contracts.

Interest expense increased from $98,340 in 2007 to $222,203 in 2008, primarily as a result of the increased debt level plus the debt being outstanding for nine months in 2008 as compared to approximately five months in 2007.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T:	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2008.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1:	Legal proceedings

Not applicable.

Item 1A:	Risk factors

Not applicable.

Item 2:	Unregistered sales of equity securities and use of proceeds

During the three months ended September 30, 2008, we sold 597,643 shares of our restricted common stock for total consideration of $543,476 in cash.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

Item 3:	Defaults upon senior securities

None.

Item 4:	Submission of matters to a vote of security holders

Not applicable.

Item 5:	Other information

None.

Item 6 :	Exhibits

(a) Exhibits—

Exhibit Number	Description
31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAM NATION HOLDINGS COPRORATION

Date: November 19, 2008	By:	/s/ Dennis R. Duffy
Dennis R. Duffy
Chief Executive Officer (Principal Executive Officer)