Form 10-K
period 2008-12-31
Team Nation Holdings CORP
filed 2009-05-04
CIK 1390891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ______________

Commission file number: 333-144597

TEAM NATION HOLDINGS CORPORATION
(Exact name of registrant as specified in charter)

Nevada	98-0441861
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4667 MacArthur Boulevard, Suite 150, Newport Beach, CA 92660
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: 949 885 9892

Securities Registered Under Section 12(b) of the Exchange Act:   None

Securities Registered Under Section 12(g) of the Exchange Act:   None

(Title of class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐    No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: (23,450,999 shares) based on the average bid and asked price as of June 30, 2008: There was no market for the common stocks of June 30, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,450,999 shares of Common Stock as of May 4, 2009.

Documents Incorporated by Reference: None

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K and the documents we incorporate by reference contain certain forward-looking statements that involve a number of risks and uncertainties. These statements include changes in national and regional housing demand and values, the levels of interest and inflation rates, the availability and cost of mortgage loans, employment trends, default rates on mortgage loans, those factors listed under the caption “Risk Factors” and other factors set forth elsewhere in this Form 10-K. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	The costs of producing title evidence are relatively high, while premiums are subject to regulatory and competitive restraints.
•	Real estate activity levels have historically been cyclical and are influenced by the overall economy, particularly interest rates.
•	The title insurance industry may be exposed to substantial claims by large classes of claimants.
•	The industry is regulated by state laws that require the maintenance of minimum levels of capital and surplus and that restrict the amount of dividends that may be paid by our insurance subsidiary.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K to conform them to actual results. We do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors.”

We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Form 10-K and the documents we incorporate by reference might not occur.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Act.

You should carefully read this Form 10-K and the documents incorporated by reference in their entirety. They contain information that you should consider when making your investment decision.

TABLE OF CONTENTS

PART I
Item 1.	Description of Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2.	Description of Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Exhibits, Financial Statement Schedules
Item 15.	Principal Accounting Fees and Services

SIGNATURES

ITEM 1 — DESCRIPTION OF BUSINESS

SUMMARY

We were incorporated as Suncross Exploration Corporation in Nevada on November 16, 2004. On June 17, 2008, Suncross Exploration Corporation (“Suncross”) entered into an Agreement and Plan of Reorganization dated as of June 17, 2008 relating to the acquisition (“Acquisition”) of Team Nation Holding Corporation (“Team”).  With the acquisition of Team, Suncross became a company specializing in title insurance and escrow services through our affiliate title agency(ies), and the provision of management, production services, HR administration, IT support, and accounting administration for title insurance companies and related real estate ventures. Under the terms of the acquisition, Suncross issued 25,000,000 shares (“Suncross Shares”) of its restricted common stock to the four (4) shareholders of Team in exchange for 100% of the issued and outstanding shares of Team. 22,000,000 shares were subsequently transferred to CalCounties Title Nation Company, a California corporation owned by Dennis R. Duffy-one third; Daniel J. Duffy-one third; and Janis Okerlund-one-third.

Historically, we also participated in the management of distressed asset funds specializing in the acquisition of distressed RMBS, CMBS, CMO, CDO and REO assets. Having found that market to be too volatile, we have refocused our attention to the title insurance services which are the core of our business.

Title Insurance Services:   Our services are offered to residential and commercial customers, independent and affiliated title agencies, and related companies in the real estate and mortgage lending industries throughout the United States, predominantly in the State of California. We currently manage the operation of Frist Southwestern Title Company of California (“FSWT”) and provide vendor services to CalCounties Title Nation (“CCTN”) which collectively operate 2 branch offices and employ approximately 110 individuals located in California. Thorough our affiliates we are also licensed to issue title insurance policies in Orange and Los Angeles counties, California, and are applying to expand licensing to encompass all of California and 30 to 40 states nationally. Through expansion of existing operations, we have achieved substantial growth during the last year and intend to use strategic licensing and acquisition strategies to grow exponentially in the coming year.

Our strategy to turn away from the risk inherent distressed asset market to focus on our core title services business has enabled us to:

•	expand our geographic footprint to offer real estate services on a nationwide basis through our vast referral network;
•	diversify our customer base by targeting national real estate lenders and mortgage brokers, in addition to our traditional focus on real estate agents and regional lenders in the Southwestern United States;
•	serve as the exclusive provider of settlement and information services in closing a real estate transaction; and
•	increase our revenue opportunities for each transaction without significantly increasing our fixed costs.

Operating Strategy

We attribute our success to an operating strategy which emphasizes the following factors:

Commitment to Service.

•	We believe that title insurance policies and escrow functions are generally standardized, and that the level of service provided is therefore the key differentiating factor among title industry competitors. We are committed to providing an unparalleled quality of service to our customers, and we emphasize the importance of that culture of service to all of our employees. Our advanced technology platform facilitates our prompt and efficient delivery of title and escrow services. Through our commitment to service, we strive to build lasting and personal relationships with our real estate industry clients.

Customer and Market Focus.

•	Our services and marketing for our traditional title insurance and escrow segment are directed primarily to real estate agents and lenders in the residential resale and refinance sectors of the market, which we believe are less prone to cyclical industry downturns associated with changing interest rates than the commercial real estate and new home sectors.

•	In the residential resale market, we focus on establishing relationships with real estate agents, who typically direct the selection of escrow and title insurance services by their clients. Although title insurance premiums are typically paid by the buyer or seller of residential property, depending on local custom, the real estate agent responsible for the closing generally selects the title agent because of his or her greater familiarity with service levels. All parties to the home closing are concerned with personal time schedules and the costs associated with settlement delays. We provide title search and escrow services in connection with the resale transaction, and we arrange for the issuance of owner and lender title insurance policies at closing either directly as agent for other national title insurers or indirectly through our referral network via our national coordinators.

•	In the residential refinance market, we actively promote relationships with community banks and other lenders who refinance existing mortgage loans. Although the borrower pays our fees, we view these lenders as our customers because they typically direct the selection of escrow and title insurance by their borrowers. Our services in a refinance transaction also include title search and escrow services in connection with the refinancing of the existing mortgage loan, and the issuance of a lender title insurance policy in favor of the new lender.

•	Our lender services are provided and marketed to national lenders and mortgage brokers. Unlike our traditional title and escrow services, these services are typically offered on a national scale from centralized processing centers. We believe this approach allows us to focus on providing high quality service while managing our costs.

Operating Flexibility.

•	The cyclical nature of the title insurance industry requires us to consistently manage operating expense levels in response to market fluctuations. Our executives and key managers have extensive experience in controlling expenses to reflect cyclical industry movements. We control our most significant cost item, personnel expenses, through use of temporary personnel and overtime personnel as needed, reduction in staffing levels when appropriate, and commission and incentive elements of our compensation structure that vary significantly with changes in our revenue levels. Because the existing cycle has been a downward one in the industry, we have been able to grow counter-cyclically to attract key personnel and opportunities from companies that are downsizing significantly due to market constriction and over burdensome overhead.

•	We also seek to maintain financial and other operating flexibility by controlling other significant expense items, including contracts for data services for title and property information, which are structured based on usage; supply costs, which are variable based on business volume; and provisions for title and escrow losses, which correlate generally to revenue levels. We also manage our fixed costs such as rent by entering into relatively short term leases, typically three to five years.

Experienced Management Team.

•	We focus on attracting and retaining the highest quality management and operational personnel available. Our executives and other key managers have an average of over 20 years experience in the title insurance industry, and directly participated in the successful development and operation of several large regional title agency networks, major title insurance underwriters and providers of various real estate settlement services. In addition, our entrepreneurial culture, growth record, incentive compensation structure and dedication to customer service help us to continually attract top producers with established client relationships.

•	Our operational management is centralized, with our key managers given primary responsibility for operations in their respective areas of service. Regular meetings of key managers allows for an exchange if ideas, feedback, suggestions and overall transparency in the management team so that management decisions made in one service area are sympathetic to the needs of the company at large.

Growth Strategies

        Our primary long-term objectives are to become a national provider of title insurance and integrated real estate services and to maximize our profits throughout different real estate cycles. Counter-cyclical growth is a primary goal while the economy continues to struggle, creating opportunities to implement our strategies effectively. To accomplish our objectives, we are pursuing various growth strategies that include both acquisitions and organic growth, all of which are designed to broaden our market position and maximize profitability. Specifically, these strategies include:

Increasing Share of Existing Markets.

•	Our title and escrow operations are concentrated in Southern California which provides a particularly strong platform for future growth because Southern California traditionally ranks high in relation to other states in the rate of new job creation and population growth. We operate branch offices in two of the largest and most active real estate markets in the nation: greater Los Angeles and Orange County, California.

•	We intend to expand operations in existing and target markets by continually attracting top producers and establishing lean marketing branch offices in those markets, while retaining centralized processing. Unlike competitors who expand physical operations, including title production, customer service and property information services into each location, we believe that adding revenue without corresponding increases in fixed operational costs should significantly improve our operating margins in those markets.

Expanding Geographically.

•	From our base in the southland, we intend to expand licensing to cover all of California and add licensing throughout the nation to enable our entry into desirable markets. Traditional expansion strategies include replicating operations in every market but our strategy relies heavily on centralization of core services from production and customer service to IT administration and accounting support. By using our management services business model we can focus on marketing and revenue strategies in the new marketplace while continuing to increase efficiency by centralizing repetitive services. We will entertain regional offices or strategic acquisitions in target markets as well to augment our growth strategy and ensure we grow with focus and minimal operating expense. we do not currently serve to build a national presence with branch operations in states with either high growth or in which major population centers exist.

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

Team currently manages and provides vendor services to First Southwestern Title Company of California (“FSWT”), an underwritten title agent licensed by the Department of Insurance of California and doing business in 11 California counties. First Southwestern produces title evidence and issues policies of Transunion Title Insurance Company through is underwriting agreement, arrange for FSWT by Team. In 2008 and into 2009, Team has strategically reduced the expenses of FSWT’s operations and streamlined its marketing efforts to keep the financially troubled company out of bankruptcy. FSWT is now poised for alliance with an operating partner to grow the brand and increase revenues significantly in 2009. There are currently bidders seeking to acquire FSWT and Team expects to announce and alliance or sale within the upcoming 180 days.

Team also currently provides vendors services to CalCounties Title Nation Company (“CCTN”). During 2008, Team actively managed the entire operations of CCTN, growing its revenues from $3,266,878 in 2007 to $6,478874 in 2008, a growth of 98%. Relinquishing it role as manager in January of 2009, Team secured a five year vendor services agreement to continue providing core services including production, IT, HR, Accounting and consulting for CCTN, which is on track to exceed $14,000,000 in gross revenue for 2009.

Escrow Operations:    Team wholly owns Escrow Nation, a California corporation licensed to transact escrow business by the California Department of Corporations.  Escrow Nation is currently inactive, but available as a tool as the market presents revenue opportunities. Escrow Nation can add value to the overall performance of Team by capturing escrow revenue for services to its affiliate entities and to its investors. As the family of companies owned and managed by Team grows, Escrow Nation will grow in concert and will allow Team to capture additional revenue from its core operations.

Mortgage Operations:    Mortgage Nation, Inc. is wholly owned by Team and is licensed to provide mortgage broker services to its affiliates, employees and investors.  Mortgage Nation is currently inactive, but available as a tool as the mortgage industry recovers and presents revenue opportunities.

Acquisition strategy:    Team is committed to finding, analyzing and acquiring failing real estate companies, particularly title agencies, title insurance companies licensed both in California and throughout the United States, escrow, and mortgage companies to acquire their revenue streams and inventories and to adjust their infrastructure to mitigate expenses.  Already poised to support growing operations, we can pick up the business at hand without needing to increase staff or duplicate costly services.  Team has identified several such opportunities and currently has exclusive rights to purchase an agency in Southern California. Team is also in negotiations to acquire a title insurance underwriter and a potential join venture with two companies situated outside of California.

Competition

The title insurance and real estate settlement services business is highly competitive. We believe that quality and timeliness of service are the key competitive factors in the industry because parties to a real estate transaction are usually concerned with time schedules and costs associated with delays in the closing of transactions. Other competitive factors in the title and escrow business include pricing and the financial strength of the title insurance underwriter.

Companies with significant market share in the local and regional markets in which we compete include First American, Fidelity National Title, Chicago Title and Ticor Title. The number and size of competing companies varies in different geographic markets and has significantly diminished in the last 18 months due to market contraction. In those markets where we operate and intend to operate, we will face competition from other independent agencies although several competitor agencies have discontinued service, sold to other underwriters or gone out of business since the end of 2006. Major national insurance underwriters, many of which have financial and other resources significantly greater than ours are the largest competitor but, we believe that we can effectively compete against these larger competitors in the markets that we serve. We believe that our level of service and our nimble operating structure are the principal differentiating factors which have enabled us to compete effectively with our competitors, even in the challenging industry market conditions we face.

The principal competitors for our vendor services are title companies such as First American and Fidelity National Title, both of which primarily outsource their title production and customer service functions to overseas operations. We believe our commitment to customer service and consistent performance are more valuable to our vendor services clients and the ability to centralize locally has enabled us to significantly reduce expenses for our clients and managed companies and will continue to do so without the need to send our production services overseas.

Employees

As of April 30, 2009, we had a total of 31 direct employees. Our managed companies had a total of 77 employees at April 30, 2008. We believe our relations with our employees are excellent.

Item 1A Risk Factors

The risk factors listed in this section and other factors noted herein or incorporated by reference could cause our actual results to differ materially from those contained in any forward-looking statements. The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:

The demand for our title insurance and related services is highly dependent upon the volume of real estate transactions and other general economic conditions, and our future revenues and profits may decline as interest rates stabilize or rise.

        The demand for title insurance, management, and production services depends upon, among other things, the volume of commercial and residential real estate transactions. The volume of these transactions has historically been influenced by factors such as mortgage interest rates and the state of the overall economy. When mortgage interest rates are increasing or during an economic downturn or recession, real estate activity typically declines and the title insurance and related industries tend to experience lower revenues and profitability. For example, stable mortgage interest rates and strength in the real estate market, especially in California and throughout the West Coast, contributed to very positive conditions for the title insurance industry from 2003 through 2006. However, beginning in late 2007 through present, the seizure of the credit markets, failure of financial institution, dramatic increase in defaults on home mortgages and the collapse of home values resulted in a significant decline in real estate transactions. As a result, the market shifted from a refinance-driven market in 2003-2006 to a market driven by short sale, REO, loan modification and investor driven purchases.

        Beginning in December of 2008 the level of refinance activity increased, due in significant part to substantial decreases in mortgage interest rates. The volume of refinance activity may decline if interests rates increase and the favorable industry conditions that existed in in late 2008 may not occur again in the foreseeable future. We cannot predict changes in the interest rate environment in future periods and its complete impact on residential resale and refinance activity. If mortgage interest rates rise quickly and significantly during 2009, it would likely negatively affect opened orders and, in turn, have a negative impact on our revenue levels and profitability.

Our success depends on our ability to attract and retain key personnel.

        Competition for personnel in our industry is historically intense. We may have difficulty hiring the necessary sales, marketing and management personnel to support our growth. The successful implementation of our business model and growth strategy depends on the continued contributions of our seasoned executives and key managers. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key managers to expand, train and manage our employee base could prevent us from executing our growth strategy and have a material adverse effect on our business.

        Additionally, competition for personnel varies from region to region and increased costs may hurt our financial performance in certain regions. For example, competition for key personnel in California has substantially increased our costs of attracting and retaining personnel. Additional personnel cost increases in this or other regions could lower our profits.

The title insurance industry experiences seasonal fluctuations.

        Historically, residential real estate activity has been generally slower in the winter, when fewer families move, buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity generally is more uniform throughout the year, subject to interest rate stability. Demand for our title insurance and related services generally tracks these seasonal demand patterns of the residential real estate market, although acquisitions of other title insurance companies and changes in interest rates may alter these traditional seasonal demand patterns. We typically report our lowest revenues and earnings in the first quarter, with revenues and earnings increasing into the second quarter and through the third quarter and declining again in the fourth quarter.

Our business is highly competitive and increased competition could reduce our revenues and profitability.

        The business of providing real estate transaction products and services is highly competitive, particularly with respect to price, service and expertise. According to Demotech, Inc., the top five title insurance companies accounted for over 90% of net premiums collected in 2008. Over 40 independent title insurance companies accounted for less than 10% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our business. Companies with significant market share in the local and national markets in which we compete include First American, Old Republic, Stewart Title, and Fidelity National Title. All of the top five title insurers have larger distribution networks, greater financial resources, more extensive computerized databases and longer standing relationships than us. The number and size of competing companies varies in the different geographic areas in which we conduct our business. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition with the major title insurance companies, expansion by smaller regional companies and new entrants could adversely affect our business operations and financial condition.

We may not be able to implement successfully our strategy of selectively acquiring other businesses in the title insurance industry and related industries.

        As part of our overall growth strategy, we intend to acquire selectively businesses in our industry and related industries that will allow us to enter new markets, provide services that we currently do not offer or advance our existing technology. Our ability to implement our selective acquisition strategy will depend on our success in identifying and consummating acquisitions of businesses on favorable terms. Although we also are actively seeking other acquisition candidates, we can give no assurance that we will be successful in these efforts. If we are unable to acquire appropriate businesses on favorable economic terms, or at all, or are unable to introduce new products and services successfully, our business could be materially adversely affected.

We may encounter difficulties managing and integrating our acquisitions.

        Part of our continued growth strategy is to pursue additional opportunities to diversify and expand our operations by acquiring other companies. The success of each acquisition will depend upon our ability:

•	to integrate the acquired businesses' operations, products and personnel to achieve synergies and economies of scale;
•	to retain key personnel of the acquired businesses;
•	to maintain the customers and goodwill of the acquired businesses;
•	manage any unexpected costs or unforeseen liabilities associated with the acquired businesses; and
•	to expand our financial and management controls and reporting systems and procedures.

Security breaches and computer viruses could harm our business by disrupting our delivery of services and damaging our reputation.

        We electronically receive, process, store and transmit sensitive business information of our customers. Unauthorized access to our computer systems could result in the theft or publication of confidential information, the deletion or modification of records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. Computer viruses have also been distributed and have rapidly spread over the Internet. Computer viruses could infiltrate our systems, disrupting our delivery of services and making our products unavailable. Any inability to prevent security breaches or computer viruses could cause existing customers to lose confidence in our systems and terminate their agreements with us, and could inhibit our ability to attract new customers.

We may experience significant claims relating to our title insurance operations and losses resulting from fraud, defalcation or misconduct.

        A significant component of our revenue arises from issuing title insurance policies which typically provides coverage for the real property mortgage lender and the buyer of the real property. As a result, we retain insurance risk up to $5,000 on policies we issue through our agency operations. If we are successful in our bid to acquire or from a title insurance underwriter, our retained insurance risk will increase up to and including $2.0 million in some cases. We may also be subject to a legal claim arising from the handling of escrow transactions. We carry errors and omissions insurance coverage for errors made during the real estate settlement process of up to $1.0 million per occurrence, $1.0 million in the aggregate, subject to a deductible of $10,000 per occurrence. The occurrence of a significant title or escrow claim in any given period could have a material adverse effect on our financial condition and results of operations during the period.

        Fraud, defalcation and misconduct by employees are also risks inherent in our business. As of December 31, 2008, we were the custodian of approximately $30 million of cash deposited by customers with specific instructions as to its disbursement from escrow, trust and account servicing files. We carry insurance covering the loss or theft of funds of up to $1.0 million annually in the aggregate, subject to a deductible of $10,000 per occurrence. To the extent that any loss or theft of funds substantially exceeded our insurance coverage, our business could be materially adversely affected.

Our insurance agency is subject to substantial government regulation.

        State authorities regulate our insurance agency in the state in which it does business. These regulations generally are intended for the protection of policyholders rather than stockholders. The nature and extent of these regulations vary from jurisdiction to jurisdiction, but typically involve:

•	approval of premium rates for insurance;
•	standards of solvency and minimum amounts of statutory capital surplus that must be maintained;
•	limitations on types and amounts of investments;
•	establishing reserves, including statutory premium reserves, for losses and loss adjustment expenses;
•	regulation of dividend payments and other transactions between affiliates;
•	prior approval of the acquisition and control of an insurance company or of any company controlling an insurance company;
•	licensing of insurers and agents;
•	regulation of reinsurance;
•	restrictions on the size of risks that may be insured by a single company;
•	regulation of underwriting and marketing practices;
•	deposits of securities for the benefit of policyholders;
•	approval of policy forms;
•	methods of accounting; and
•	filing of annual and other reports with respect to financial condition and other matters.

        These regulations may impede or impose burdensome conditions on rate increases or other actions that we might want to take to implement our business strategy and enhance our operating results. Additionally, as a result of having operations within an industry that is governed by various regulatory authorities, the sometimes fast-changing regulatory environment could impact the way we operate and compete in the markets we serve.

If we fail to comply with privacy regulations imposed on providers of services to financial institutions, our business could be harmed.

        As a provider of services to financial institutions, we are bound by the same limitations on disclosure of the information we receive from our customers as apply to the financial institutions themselves. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings, damage our customer relationships, harm our reputation and inhibit our ability to obtain new customers. In addition, if more restrictive privacy laws or rules are adopted in the future on the federal or state level, or, with respect to our international operations, by authorities in foreign jurisdictions on the national, provincial, state or other level, then it could have an adverse impact on us.

Our stock price might be volatile and you might not be able to resell your shares at or above the price you have paid.

        If you purchase shares of common stock, you might not be able to resell those shares at or above the price you have paid. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our annual and quarterly results of operations;
•	changes in securities analysts' expectations;
•	variations in our operating results, which could cause us to fail to meet analysts' or investors' expectations;
•	announcements by our competitors or us of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	conditions and trends in the title insurance and real estate business;
•	general market, economic, industry and political conditions;
•	changes in market values of comparable companies;
•	additions or departures of key personnel;
•	stock market price and volume fluctuations attributable to inconsistent trading volume levels; and
•	future sales of equity or debt securities, including sales which dilute existing investors.

        In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. These market fluctuations might cause our stock price to fall regardless of our performance. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were involved in securities class action litigation, it could result in substantial costs and a diversion of our attention and resources and have a material adverse effect on our business.

Certain provisions of our certificate of incorporation, granting our board of directors broad discretion to issue shares of preferred stock, may adversely affect your rights as a common stockholder.

        Our board of directors may, without further action by our common stockholders, from time to time, issue shares of our authorized but unissued preferred stock, and determine the rights, preferences and limitations of each series of preferred stock. Upon the vote of a majority of the directors then in office, our board of directors, without stockholder approval, may issue shares of preferred stock with dividend, liquidation, voting, conversion and other rights superior to the rights of our common stockholders. Satisfaction of any dividend preferences of our outstanding redeemable preferred stock and future issuances of preferred stock would reduce the amount of funds available for the payment of dividends on shares of common stock. Holders of shares of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of our company before any payment to our common stockholders. Under some circumstances, the issuances of shares of preferred stock may make a merger, tender offer or proxy contest or the assumption of control by a holder of a large block of our securities or the removal of incumbent management more difficult. Any issuances of our preferred stock thus may have a material adverse effect on your rights as a common stockholder.

ITEM 1B Unresolved Staff Comments

As a smaller reporting Company, the Company is not required to include this Item.

ITEM 2 — DESCRIPTION OF PROPERTIES

        We conduct our title insurance business operations in leased office space. We currently lease branch offices in Newport Beach and Pasadena, California. Our branch office leases generally provide for initial terms ranging from three to five years, and our current leases run from 18 to 36 months. We believe that the use of short-term office leases enhances our operating flexibility, which is particularly important because of the cyclical nature of the real estate industry.

        We occupy a leased facility of approximately 4,500 square feet in Newport Beach, California, in which our executive offices are located. We sublease 2000 square feet of the space to CCTN, which houses a title and escrow unit in the facility.

        In Pasadena, California, we sublease approximately 2400 square feet in which is located our title plant and production services, customer service, and one executive office.

        We are committed to a sublease of a 7500 square foot in our former location in Irvine, California from which we recently vacated. The lease commitment runs to May 2010 and we are actively attempting to sublease the space to mitigate the current obligation.

        We have leases on various storage facilities throughout the southland that house our extra furniture, equipment, secure file storage and miscellaneous items.

        See Notes to our consolidated financial statements for additional information relating to our lease commitments.

        We believe that our facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing and projected target markets.

ITEM 3 — LEGAL PROCEEDINGS

        In the ordinary course of business, our insurance agency(ies) are subject to claims and are named as defendants in litigation relating to policies of insurance or other related services performed on behalf of insured policyholders and other customers. While the results of insurance claims and litigation cannot be predicted with certainty, management believes, based on the advice of legal counsel, that the final outcome of such lawsuits and claims will not have a material adverse effect on our financial position, results of operations, or liquidity.

        On September 8, 2008 we filed suit in the Superior Court of California, Orange County, against Professional Business Bank, for, among other things, interference with business prospects and violation of our rights of privacy relative to a line of credit and loan made by Professional Business Bank to our subsidiary holding company. Professional Business Bank responded by calling both loans due and we are currently in arbitration on the matter. While the results of the suit and counterclaim cannot be predicted with certainty, management believes, based on the advice of legal counsel, that the final outcome of the arbitration of claims will not have a material adverse effect on our financial position, results of operations, or liquidity.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a)        The Registrant’s common stock is traded in the over-the-counter market under the symbol TEMN (OTC Bulletin Board Symbol) and has traded under the Symbol since July 7, 2008. Prior to this date and the reorganization with Suncross Exploration, the company’s common stock had the symbol SCXC though was not quoted by any market maker and no trade data is available. The table below sets forth the high and low bid prices of the Registrant’s common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

Period Ending	High Bid	Low Bid	High Ask	Low Ask

12/31/2008	13.00	1.55	1,000	12.00
09/30/2008	11.05	0.25	100.00	5.00
06/30/2008	—	—	—	—
03/31/2008	—	—	—	—

    (b)        As of December 31, 2008, there were 218 shareholders of record of the Registrant’s common stock.

    (c)        The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

        Effective August 11, 1993, the Securities and Exchange Commission (the “Commission”) adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form,(i)sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Equity Compensation Plan Information

The Company does not currently have any Equity Compensation Plans in effect.

Dividends

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6 — SELECTED FINANCIAL DATA

As a smaller reporting Company, the Company is not required to include this Item.

ITEM 7 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Item 6:    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

LIQUIDITY, FINANCIAL CONDITION AND GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We commenced limited operations in February 2007 and began full business operations in May 2007.  As discussed in the Notes to the Consolidated Financial Statements, on June 17, 2008 the shareholders of TEAM exchanged all of the outstanding common shares of TEAM for 25 million common shares of Suncross Exploration Corporation (“SUNCROSS”), which resulted in the TEAM shareholders having control of Suncross. At the time of the merger, Suncross changed its name to Team Nation Holdings Corp. The financial statements prior to that date are those of HOLDING.

At December 31, 2008 we had negative working capital of $4,232,832and incurred a loss of $1,569,570 for the year then ended. Our operations do not currently provide sufficient cash flow to meet our obligations. We believe that our operations during 2009 will provide positive cash flow and that we will be able to restructure or meet our obligations as they become due. However our company is highly leveraged and we have approximately $3.4 million in debt which is in default, so there can be no assurance that revenues from operations and/or common stock sales will be sufficient to fund our current business plan.

During the year ended December 31, 2008, we sold 597,643 shares of its restricted common stock for $543,476 in cash and collected $20,568 on its stock subscriptions receivable.

The ability of the Company to continue as a going concern during the next year depends on the Company’s success in executing these plans.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2008 to the eleven month period ended December 31, 2007

Revenues

Our revenue during the year ended December 31, 2008 totaled $1,600,895 compared to $169,910 during the prior period. Our 2008 revenue included management fees of $400,895 from a title company with whom we severed relations in January 2009. The balance of our management fee revenue was generated through a contract with a title company owned by our officers and directors.

Costs and expenses

Selling, general and administrative expense amounted to $2,211,991 in 2008 as compared to $294,326 in the prior period.  The increase is primarily from operating two management contracts for the full year in 2008 as compared to limited operations in 2007.

Title plant activities commenced in 2008.

Bad debt expense amounted to $588,300 in 2008 as a result of an allowance recorded for a portion of one of the Company’s management contracts.

Interest expense increased from $199,672 in 2007 to $255,877 in 2008, primarily as a result of the increased debt level.

Interest income increased as a result of our restricted cash balances for a full year in 2008 compared to a short period in the prior year.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements.

ITEM 8- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report beginning on page F-1.

Team Nation Holdings Corporation
Index to the Consolidated Financial Statements
As of December 31, 2008 and 2007 and
For the Year Ended December 31, 2008 and the Eleven Month
Period Ended December 31, 2007

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Team Nation Holdings Corporation and Subsidiaries
(Formerly Real Estate Services Holding, Inc.)

We have audited the accompanying consolidated balance sheet of Team Nation Holdings Corporation and Subsidiaries (formerly Real Estate Services Holding, Inc.) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows from inception of operations on February 1, 2007 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Team Nation Holdings Corporation and Subsidiaries (formerly Real Estate Services Holding, Inc.) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows from inception of operations on February 1, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company had negative working capital of $1,307,513 and had a deficit in stockholders’ equity of $649,841, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
June 18, 2008

6490 West Desert Inn Road, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

Board of Directors and Stockholders
Team Nation Holdings Corporation

We have audited the accompanying consolidated balance sheet of Team Nation Holdings Corporation as of December 31, 2008, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team Nation Holdings Corporation as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 8 to the financial statements, the entity has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kelly & Company
Kelly & Company
Certified Public Accountants
May 1, 2009

Team Nation Holdings Corporation
Consolidated Balance Sheets

As of December 31, 2008 and 2007

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$4,296	$4,584
Restricted cash	104,072	100,000
Accounts receivable - trade, net of allowance for doubtful accounts of $400,800 and $0 as of December 31, 2008 and 2007, respectively	11,040	55,510
Other receivables, net of uncollectible accounts of $187,500 at December 31, 2008	—	—
Due from affiliates	—	104,060
Current assets of discontinued operations	87,000	113,701

Total current assets	206,408	377,855
Notes receivable - related party	2,215,467	2,641,728
Title plant	710,000	626,133
Deposits	500	—
Long term assets of discontinued operations	14,596	111,313

Total assets	$3,146,971	$3,757,029

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Notes payable in default	3,381,292	3,647,151
Accounts payable - trade	$396,408	$32,210
Related party payable	332,177	426,133
Accrued liabilities	126,580	—
Notes payable - related party, current portion	13,958	—
Current liabilities of discontinued operations	188,825	158,504

Total current liabilities	4,439,240	4,263,998
Long term liabilities of discontinued operations	17,300	142,872

Total liabilities	4,456,540	4,406,870

Commitments and contingencies
Shareholder’s deficit:
Preferred stock ($0.001 stated value, 50,000,000 shares authorized and zero outstanding)	—	—
Common stock ($0.001 stated value, 1,000,000,000 shares authorized, 47,191,894 and 25,000,000 shares issued and outstanding)	47,192	25,000
Additional paid-in capital	1,138,946	88,212
Stock subscription receivable	(163,084)	—
Accumulated deficit	(2,332,623)	(763,053)

Total shareholder’s deficit	(1,309,569)	(649,841)

Total liabilities and shareholder’s deficit	$3,146,971	$3,757,029

The accompanying notes are an integral part of the financial statements

Team Nation Holdings Corporation
Consolidated Statements of Operations
For the Year Ended December 31, 2008 and the Eleven Month
Period Ended December 31, 2007

	2008	2007

Management fees	$400,895	$99,500
Management fees - related party	1,200,000	70,410

Total revenue	1,600,895	169,910

Operating expenses:
Title plant fees	94,050	—
Selling and general and administrative	2,211,991	294,326
Bad debt expense	588,300	—

Total operating expenses	2,894,341	294,326

Loss from continuing operations	(1,293,446)	(124,416)
Other income (expenses):
Interest income	51,777	5,094
Interest expense	(255,877)	(199,672)

Loss from continuing operations before provision for income taxes	(1,497,546)	(318,994)
Provision for income taxes	2,400	—

Net loss from continuing operations	(1,499,946)	(318,994)

Loss from discontinued operations	(69,624)	(444,059)

Net loss	$(1,569,570)	$(763,053)

Loss per share - basic and diluted	$(0.04)	$0.00

Weighted average shares outstanding	38,436,064	25,000,000

The accompanying notes are an integral part of the financial statements

Team Nation Holdings Corporation
Consolidated Statements of Shareholder's Deficit
For the Year Ended December 31, 2008 and the Eleven Month
Period Ended December 31, 2007

	Common Shares	Common Stock	Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total

Balance, February 1, 2007	—	—	—	—	—	—

Shares issued to founders for cash at the time of initial capitalization	25,000,000	$25,000	$75,000	—	—	$100,000
Expenses paid by shareholders	—	—	13,212	—	—	13,212
Net loss	—	—	—	—	$(763,053)	(763,053)

Balance December 31, 2007	25,000,000	25,000	88,212	—	(763,053)	(649,841)

Shares issued in reverse merger	20,906,633	20,907	(20,907)	—	—	—
Expenses paid by shareholders	—	—	2,000	—	—	2,000
Shares issued for services	215,482	215	165,267	—	—	165,482
Sale of stock subscriptions	1,434,327	1,434	1,268,557	$(163,084)	—	1,106,907
Shares cancelled to partially satisfy notes receivable	(364,548)	(365)	(364,183)	—	—	(364,548)
Net loss	—	—	—	—	(1,569,570)	(1,569,570)

Balance December 31, 2008	47,191,894	$47,191	$1,138,946	$(163,084)	$(2,332,623)	$(1,309,570)

The accompanying notes are an integral part of the financial statements

Team Nation Holdings Corporation
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2008 and the Eleven Month
Period Ended December 31, 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(1,569,570)	$(763,053)
Loss from discontinued operations	(69,624)	(444,059)

Loss from continuing operations	(1,499,946)	(318,994)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Expenses paid by shareholders	2,000	13,212
Shares issued for services	165,482	—
Bad debt expense	588,300	—
Decrease (increase) in assets:
Accounts receivable	(356,330)	(55,510)
Other receivables	(187,500)	—
Due from affiliate	104,060	—
Related party notes receivable	(215,037)	—
Deposit	(500)	—
Increase (decrease) in liabilities:
Accounts payable	364,198	32,210
Accrued liabilities	126,580	—
Related party payable	608,927	(103,595)

Cash used in operating activities - continuing operations	(369,390)	(432,677)
Cash used in operating activities - discontinued operations	57,022	(376,091)

Cash provided by operating activities	(312,368)	(808,768)

Cash flows used in investing activities:

Title plant	—	(200,000)
Payments received on shareholder loans	—	19,041
Loans to shareholders	—	(2,600,000)

Cash used in investing activities - continuing operations	—	(2,780,959)
Cash used in investing activities - discontinued operations	96,717	(4,420)

Cash used in investing activities	96,717	(2,785,379)

Cash flows used in financing activities:

Loan proceeds	—	3,647,150
Proceeds from related party loans	13,958	—
Repayment of notes payable	(265,858)	(61,233)
Restricted cash	(4,072)	(100,000)
Repayment of related party note payable - title plant	(510,000)	—
Sale of common stock	1,106,907	100,000

Cash used in financing activities - continuing operations	340,935	3,585,917
Cash used in investing activities - discontinued operations	(125,572)	12,814

Cash used in financing activities	215,363	3,598,731

Net increase (decrease) in cash	(288)	4,584
Cash and cash equivalents at beginning of period	4,584	—

Cash and cash equivalents at end of period	$4,296	$4,584

The accompanying notes are an integral part of the financial statements

Team Nation Holdings Corporation
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2008 and the Eleven Month
Period Ended December 31, 2007

	For the Year Ended December 31,

	2008	2007

Supplemental Disclosure of Cash Flow Information

Cash paid during the fiscal years for:
Interest	$145,697	$199,672
Income taxes	$2,400	$—
Schedule of Non-cash Financing Activities

Loan made as part of purchase of title plant, less discount of $83,867	$—	$426,133
Common stock used to partially satisfy notes receivable	$364,548	$—
Related party notes receivable partially satisfied with accrued related party management fee payable	$276,750	$—

The accompanying notes are an integral part of the financial statements

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

As of December 31, 2008 and 2007 and
For the Year Ended December 31, 2008 and the Eleven Month
Period Ended December 31, 2007

1.	Description of Business

The consolidated financial statements include the accounts of TEAM Nation Holding Corporation (“TEAM”) (formerly Real Estate Services Holding, Inc.) and its two wholly owned subsidiaries, Escrow Nation, Inc. (“ESCROW”) and Mortgage Nation, Inc. (“MORTGAGE”) (collectively the “Company”). The operations of both subsidiaries have been discontinued. All significant intercompany balances and transactions have been eliminated.

The Company was incorporated in California on November 22, 2006 as Real Estate Services Holding, Inc. and changed its name to TEAM on June 21, 2007. TEAM, ESCROW and MORTGAGE commenced operations on February 1, 2007. TEAM is a management and services company specializing in management solutions for title companies and title production services. The Company focuses on counter-cyclical growth to acquire, manage and consult for title, escrow, mortgage, real estate and REO companies.

Effective June 17, 2008, the shareholders of TEAM exchanged all of their outstanding common shares for 25,000,000 shares of Suncross Exploration Corporation (“SUNCROSS”). Completion of the exchange agreement resulted in the TEAM shareholders having control of SUNCROSS. Accordingly, the transaction has been recorded for accounting purposes as the acquisition of TEAM by SUNCROSS with TEAM as the acquirer (reverse acquisition).

In December 2007, TEAM entered into contracts to manage all operations of two title companies operating in Southern California. TEAM provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to both companies in exchange for fees and a percentage of net profits from the operations. In January 2009, TEAM cancelled its management agreement with one of the title companies.

2.	Significant Accounting Policies

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

Restricted cash

Team maintains a certificate of deposit with a bank in the amount of $104,072 and $100,013 at December 31, 2008 and 2007, respectively, which is collateral on a line-of-credit note with its bank.

Revenue recognition

TEAM’s revenue is derived from management and production services. Revenue from services is recognized when the service is performed.

Income taxes

The Company prepared its income tax returns in 2007 utilizing a Subchapter S election. Accordingly, the loss was allocated to the shareholders of the Company and the Company did not provide for income taxes. The Subchapter S election terminated upon the acquisition of TEAM by SUNCROSS on June 17, 2008.

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

Fair value of financial instruments

In accordance with the requirements of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using available market information and appropriate valuation methodologies. The Company’s financial instruments consist of accounts receivable-trade accounts payable-trade, accrued expenses and short-term borrowings. This is due to their short-term before maturity or the current rates at which the Company could borrow funds with similar remaining maturities.

The Company’s financial instruments consist of accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingencies related to legal proceeding that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probably that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or if probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable, would be disclosed.

Intangible costs

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

Reclassification

Certain reclassifications have been made to the December 31, 2007 financial statements to conform to the December 31, 2008 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings

New Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) requires an acquiring company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquiring company in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquired company, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement is effective for the Company’s financial statements beginning January 1, 2009. The Company does not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity is required to report unrealized gains and losses on items for which the fair value option has been elected in its results of operations at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected to measure its financial instruments and/or other eligible assets at their fair market values. Consequently, the adoption of SFAS 159 has not had a material impact on the Company’s financial position or reported results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for the Company’s year beginning January 1, 2008 and has been applied prospectively. The adoption of SFAS 157 has not had a material impact on the Company’s financial position or reported results of operations.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation was adopted by the Company as of February 1, 2007,

3.	Discontinued Operations

In May 2007 we formed two subsidiaries: Escrow Nation, Inc. (“Escrow”) and Mortgage Nation, Inc. (“Mortgage”). Escrow was licensed to transact escrow business by the California Department of Corporations and Mortgage was licensed to provide mortgage broker services. In December 2007, we decided to discontinue the operations of both Escrow and Mortgage as a result of the significant downturn in the California housing market. We recognized losses of $69,624 and $444,059 from the discontinued operations for the year-ended December 31, 2008 and the eleventh month period ended December 31, 2007, respectively. They are classified as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets as of December 31, 2008 and 2007.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” in the accompanying Balance Sheets.

	As of December 31, 2008
	ESCROW	MORTGAGE	Total

Current assets:
Sublease receivable	$87,000	$—	$87,000

Total current assets	87,000	—	87,000

Long term assets
Furniture	—	1,596	1,596
Deposits	13,000	—	13,000

Total long term assets	13,000	1,596	14,596

Total assets of discontinued operations	$100,000	$1,596	$101,596

Current liabilities
Accounts payable	$59,071	$—	$59,071
Shutdown expenses	129,754	—	129,754
Sublease receivable	—	—	—

Total current liabilities	188,825	—	188,825

Long term liabilities
Related party notes payable	—	17,300	17,300
Note payable	—	—	—
Shutdown expenses	—	—	—

Total long term liabilities	—	17,300	17,300

Total liabilities of discontinued operations	$188,825	$17,300	$206,125

	As of December 31, 2007
	ESCROW	MORTGAGE	Total

Current assets:
Cash	$29,494	$13	$29,507
Sublease receivable	84,194	—	84,194

Total current assets	113,688	13	113,701

Long term assets
Furniture	11,050	3,069	14,119
Sublease receivable	84,194	—	84,194
Deposits	13,000	—	13,000

Total long term assets	108,244	3,069	111,313

Total assets of discontinued operations	$221,932	$3,082	$225,014

Current liabilities
Accounts payable	$22,160	$—	$22,160
Shutdown expenses	136,344	—	136,344

Total current liabilities	158,504	—	158,504

Long term liabilities
Related party notes payable	—	17,300	17,300
Note payable	8,152	—	8,152
Shutdown expenses	117,420	—	117,420

Total long term liabilities	125,572	17,300	142,872

Total liabilities of discontinued operations	$284,076	$17,300	$301,376

The accompanying tables illustrates the reporting of the discontinued operations on the face of the Statements of Operations for the year ended December 31, 2008 and the eleven-month period ended December 31, 2007:

	For the Year Ended December 31, 2008
	ESCROW	MORTGAGE	Total

Revenues	$37,728	$—	$37,728
Costs and expenses:
Selling, general and administrative	73,002	1,473	74,475
Shutdown expense	31,743	—	31,743
Interest expense	1,134	—	1,134

Loss from discontinued operations	$(68,151)	$(1,473)	$(69,624)

	For the Eleven-Month Period Ended December 31, 2007
	ESCROW	MORTGAGE	Total

Revenues	$86,449	$18,959	$105,408
Costs and expenses:
Selling, general and administrative	358,994	34,248	393,242
Shutdown expense	85,377	69,896	155,273
Interest expense	919	33	952

Loss from discontinued operations	$(358,841)	$(85,218)	$(444,059)

4.	Bad Debt Expense

TEAM entered into a management agreement with FirstSouthwestern Title Company (“FIRST”), which is a title company with operations in Southern California, to manage all of their operations. TEAM provided management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to FIRST in exchange for monthly management fees plus a share of net profits, determined quarterly. Total management fee revenue was $400,895 in the year ended December 31, 2008. None of this amount was collected, as it was going to be included in a possible acquisition of FIRST. The acquisition did not occur and the entire receivable has been reserved as of December 31, 2008. This agreement was subsequently terminated as of January 1, 2009.

5.	Title Plant

The Company acquired the Orange County title plant from CalCounties Title Nation Company (“CCTC”) in December 2007. CCTC is wholly owned by four affiliates of the four officers and directors of the Company. The amount paid for the title plant was based on an appraisal and the consideration for the $710,000 purchase price included $200,000 in cash and a note payable by the Company in the amount of $510,000. The note is non-interest bearing and was paid in full in December 2008.

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including the title plant asset and goodwill, to determine whether impairment may exist. No impairments existed at December 31, 2008 and 2007.

6.	Notes Payable in Default

          Notes payable in default at December 31, 2008 and 2007 consists of the following:

	2008	2007

Note payable to bank; unsecured; interest at prime (8.25% and 7.25% at December 31, 2008 and 2007); payable interest only through July 16, 2008, then 55 monthly payments of $47,553 with a final payment due on March 16, 2013; personally guaranteed by the shareholders; put into default in 2008 by the bank; currently in litigation, see note 8	$2,381,494	$2,500,000

Note payable to a bank; collateralized by the Company’s certificate of deposit in the amount of $100,000 and six certificates of deposit in the total amount of $400,000 owned by the Company’s shareholders; interest at prime plus 2% (10.25% and 9.25% at December 31, 2008 and 2007); interest payable monthly; was due in full on August 24, 2008 and is currently past due, currently in litigation, see note 8	999,798	999,798
Note payable to a bank; interest at prime plus 1.75% (9% at December 31, 2007); paid in full March 31, 2008	—	147,352

Total notes payable in default	$3,381,292	$3,647,150

For the years ended December 31, 2008 and 2007, interest expense was $255,877 and $199,672, respectively.

7.	Stockholder’s Equity

Preferred stock

The Company has 50,000,000 shares of its $0.001 par value preferred stock authorized and has no shares issued and outstanding at December 31, 2008 and 2007.

Common stock

On May 14, 2008, the number of authorized common shares was increased from 100,000,000 to 300,000,000. On November 21, 2008, the number of authorized common shares was increased from 300,000,000 to 1,000,000,000.

In June 2008, TEAM issued 20,906,633 shares of its common stock in the reverse merger.

During the year ended December 31, 2008, the Company sold 1,434,327 shares of its common stock for $1,106,907 in cash. Subscriptions receivable were $163,084 at December 31, 2008.

In 2008, TEAM issued 215,482 shares of its common stock for services valued at $165,482.

An officer and director paid Company expenses in the amount of $2,000 during 2008 and $13,212 in 2007. The amounts were recorded as contributed capital.

In September 2008, the Company issued 1,000,000 shares of its common stock into escrow in anticipation of a private placement during the fourth quarter of 2008. This private placement has been cancelled and the shares returned for cancellation. The shares are not treated as issued or outstanding at December 31, 2008.

8.	Commitments and Contingencies

Operating Leases

The Company has operating leases for certain office equipment and the facility. Future minimum lease payments are as follows at December 31:

2009	$312,065
2010	212,268
2011	5,839

Total minimum lease payments	$530,172

Rental expense was $446,869 and $0 for the years ended December 31, 2008 and 2007, respectively.

Litigation

The Company’s policy is to recognize amounts related to legal matters as a charge to operations if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS 5.

On September 8, 2008 we filed suit in the Superior Court of California, Orange County, against Professional Business Bank, for, among other things, interference with business prospects and violation of our rights of privacy relative to a line of credit and loan made by Professional Business Bank to our subsidiary holding company. Professional Business Bank responded by calling both loans due and we are currently in arbitration on the matter. While the results of the suit and counterclaim cannot be predicted with certainty, management believes, based on the advice of legal counsel, that the final outcome of the arbitration of claims will not have a material adverse effect on our financial position, results of operations, or liquidity.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of the end of December 2007, it was determined that ESCROW and MORTGAGE would be unable to continue in the current housing market and the operations of both companies were discontinued. At December 31, 2008, the Company had negative working capital of $4,232,832, total liabilities of $4,456,540, and a stockholders’ deficit of $1,309,569. Currently scheduled debt payment requirements for 2008 exceed the amount that can be expected to be generated from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company expects to meet its working capital requirements through debt and private placements of equity. In addition, the Company has entered into management contracts with a title company owned by four affiliates of the Company’s officers and directors, from which the Company expects to have positive cash flow.

9.	Deferred Income Taxes

As a result of its losses, the Company has not recorded any current or deferred income tax provisions for the year ended December 31, 2008 or the eleven month period ended December 31, 2007. Significant components of the Company’s deferred income tax assets at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Net operating loss carryforward	$342,886	$—
Valuation allowance	(342,886)	—

Net deferred tax assets	$—	$—

          Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	2008	2007

Tax benefit at U.S. statutory rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%

Effective income tax rate	—%	—%

The Company has federal net operating loss carryforwards of $1,008,488. The federal net operating loss carryforward will expire in 2028. Based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, the Company has concluded that it is more likely than not that the net deferred income tax assets will not be realized through future taxable earnings and, accordingly, has established a full valuation allowance for them. The valuation allowance increased by $342,886 during the year ended December 31, 2008 as a result of the current year’s net losses.

10.	Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the twelve-month period ended December 31, 2008 and the eleven-month period ended December 31, 2007:

	2008	2007

Numerator:
Net loss	$(1,569,570)	$(763,053)
Denominator:
Denominator for basic and diluted net loss per share-weighted average number of common shares outstanding	38,436,064	25,000,000

Basic and diluted net loss per share	$(0.04)	$(0.03)

          The Company does not have any stock options or warrants outstanding.

11.	Related Party Transactions

Due from affiliates

The Company had advanced $104,060 to CCTC at December 31, 2007. This amount was repaid in 2008.

Notes receivable – related party

The Company has notes receivable from four affiliates of its four officers and directors in the total amount of $2,215,467 which was used by the officers and directors to fund the purchase of CCTC. The principal of the loans included a total of $2,600,000 which was paid in cash ($1,000,000 to the former shareholder of CCTC and the balance used for CCTC working capital). The notes receivable from the four officers and directors consist of four notes in the original amount of $650,000 each which are non-interest bearing until May 31, 2008; and interest only is payable at the rate of 5% per annum until the notes receivable are due in full on May 1, 2014. A portion of the balance of the notes receivable was relieved during the year ended December 31, 2008 with shares of TEAM common stock. 364,548 common shares, valued at $1.00 per share for a total of $364,548 were returned to the company and retired to satisfy a portion of the outstanding notes receivable. The notes receivable balance increased during 2008 when TEAM made payments on a note payable on behalf of the four stockholders and directors to the former owner of CCTC. The total of the payments was $167,494. Also in 2008, the notes receivable balance was relieved with the satisfaction of accrued management fees of the four officers and directors in the amount of $276,750. The decrease in the notes receivable balance from 2007 to 2008 was $426,261.

Shares used to repay notes receivable

In June 2008, 364,548 common shares were returned to the company to partially satisfy outstanding notes receivable. The shares were valued at $1.00 per share and have been retired.

Related party payables

The Company owed its affiliate, CCTC, amounts at both December 31, 2008 and 2007. At December 31, 2007, TEAM owed CCTC $426,133 from the 2007 purchase of the Orange County, California, title plant from CCTC. This full amount was repaid with management fee income owed to TEAM by CCTC. In 2008, CCTC provided working capital for TEAM, increasing the related party payable and TEAM performed services for CCTC, which reduced the related party payable. The ending related party payable balance was $332,177 as of December 31, 2008.

Notes payable – related party

TEAM has one note outstanding as of December 31, 2008 to an affiliate owned by a shareholder in the amount of $13,958. The note is due on demand within one year and does not bear interest. It was satisfied in April 2009.

Purchase of Orange County, California title plant

As discussed in Note 5, the Company’s acquisition of the title plant for Orange County from CCTC included a note payable in the amount of $510,000. This amount was fully satisfied in 2008.

Management agreements

Management fee revenues

TEAM entered into management agreements with CCTC, which is a Southern California title company operated by TEAM’s officers and directors, to manage all of their operations. TEAM provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to both companies in exchange for monthly management fees plus a share of net profits, determined quarterly. Total 2008 management fee revenue from CCTC was $1,200,000 and is shown as related party management fees in the statement of operations. This agreement was subsequently amended as of January 1, 2009.

Management fee expenses

TEAM entered into a management agreement in 2007 with affiliates of the four officers and directors by which they would actively manage operations, human resources, accounting services, sales, and marketing efforts for the TEAM. Each of the four agreements calls for a $15,000 monthly fee. Total expenses incurred in 2008 were $720,000. TEAM paid for the services partially in cash and partially as a reduction in shareholder receivables. These agreements were amended on January 1, 2009.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 25, 2008, Team Nation Holdings Corporation dismissed its former independent registered public accountants, Malone & Bailey, PC (“Malone & Bailey”), Certified Public Accountants, of Houston, Texas and engaged Moore & Associates, Chartered (“Moore & Associates”), Certified Public Accountants, of Las Vegas, Nevada, as its independent registered public accounting firm.  The decision to change accountants was approved by the Board of Directors of the Company.

On April, 10, 2009, the Company’s board of directors dismissed Moore & Associates and engaged the firm, Kelly & Company, Costa Mesa, California as the principal accountant to audit the Registrant’s financial statements for the fiscal year of the Registrant ended December 31, 2008.

During the fiscal years ended December 31, 2007 and 2006 and the subsequent interim periods until the change, there were no disagreements with Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey would have caused them to make reference in connection with their report to the subject matter of the disagreement, and Malone & Bailey has not advised the Company of any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal year ended December 31, 2008 and the subsequent interim period until the change, from Moore & Associates to Kelly & Company there were no disagreements with Moore & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore & Associates would have caused them to make reference in connection with their report to the subject matter of the disagreement, and Moore & Associates has not advised the Company of any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The reports of independent registered public accounting firm of Malone & Bailey as of and for the years ended December 31, 2007 and 2006, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle.  The reports contained a “going concern” modification.

Moore & Associates did not issue any report on the Company’s financial statements however Moore & Associates reviewed the unaudited financial statements for the periods ended June 30, 2008 and September 30, 2008.

During the years ended December 31, 2007 and 2006, and through June 25, 2008, the Company did not consult with Moore & Associates regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

During the years ended December 31, 2008 and 2007, and through April 10, 2009, the Company did not consult with Kelly & Company regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A — CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2008, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer /Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer concluded and reported to the Board of Directors that the design and operation of our internal controls and procedures were effective as of December 31 , 2008.

There have been no material changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

ITEM 9A(T). Controls and Procedures.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The current Executive officers and Directors of Registrant are:

Name	Position	Age

Dennis R. Duffy	Chief Executive Officer, Chairman of the Board and Director	66

Norman J. Francis	President and Director	56

Daniel J. Duffy	Executive Vice President, Chief Financial Officer and Director	38

Janis Okerlund, Esq.	Executive Vice President, Secretary and Director	40

Business Experience

The following is a brief account of the business experience during at least the past five years of the directors and officers of the Registrant, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

Dennis R. Duffy, CEO and Director:

Mr. Duffy joined the Company in March 2007.  From July 2005 to March 2007, he was the Vice President and County Manager for Old Republic Title.  From August 2004 until July 2005, he was the Executive Vice President of Mercury Companies.  From June 2001 until July 2004, he was the President, Major Accounts Division of Stewart Title of California.  He started his career in the title insurance industry in 1960 with Title Insurance and Trust Company (TICOR) where he held various senior management positions over his 22 year tenure with the company.  In 1979, Mr., Duffy moved to SAFECO Title Insurance Company as marketing Manager and developed a nationwide network of 21 title entities throughout the US.  In 1980, Mr. Duffy and two partners acquired American Title Company (now known as North American Title Company) from SAFECO.  As President of American Title, Mr. Duffy grew the company to become the largest title agency in the USA serving 10 counties in California.  After selling the company in 1986 Mr. Duffy remained as a consultant until 1992, after which he consulted for several title companies on management and marketing.  In 1998 Mr. Duffy joined Fidelity National Financial (FNF) as Executive Vice President and COO of California and Arizona operations.  He ended his time with FNF after successfully assisting them with going public under the American Title umbrella with ANFI, its holding company.  Mr. Duffy worked briefly with the Mercury Companies and Old Republic Title before purchasing California Counties Title Company (“CCTC”) and co-founding Team.  Mr. Duffy holds a Masters of Business Degree from California Western University.

Norman J. Francis, President and Director:

Mr. Francis has been with the Company since June 2007.  From June 2003 until June 2007, he was Los Angeles County Sales Manager with Alliance Title Company.  From September 2001 until May of 2003, he was  Los Angeles County Sales Manager with First Southwestern Title Co.  Raised in Fort Lauderdale, Florida, Norm Francis graduated in 1974 from Florida Atlantic University receiving an Associate of Arts Degree in Business.  Mr. Francis began his career in the Wholesale Lending Division of Sun Bank, where he rose to a Vice President before relocating to Southern California in 1980.  During his time with Sun Bank, Mr. Francis served as an active member and officer of The Board of Bankers Association.  After his move west, Mr. Francis used his extensive banking background to launch his career in the title insurance industry.  During his 28 years of service to the industry, Mr. Francis has experienced a wide range of title companies and philosophies which has allowed him the opportunity to spend a quality amount of time building a successful personal tenure in sales and sales management.  He takes special pride in teaching any Sales Associate to learn, therefore, propelling themselves into rewarding careers in the industry.

Daniel J. Duffy, Executive Vice President and Director:

Daniel J Duffy, April 2007 to present Team Nation Holding Corporation; September 2006 – April 2007 with Old Republic Title-Major Accounts Division; August 2004 to September 2006 was with Investors Title-County Manager; and June 2001 to July 2004 was with Stewart Title of California as VP Major Accounts Division.  Mr. Duffy began his financial related career working for Wells Fargo as a clerk following his high school graduation. While attending CSUF, Dan worked through the branch system at Wells Fargo Bank and eventually moved to a Credit Union after completing his Bachelors of Fine Arts Degree. At the credit union Daniel worked in the commercial lending division in underwriting and sales. Choosing to enter into the title company arena, Daniel moved to American Tile Company and managed a national notary signing company now owned by FNF. Daniel followed the opportunity to get into the core title business by establishing the operations of Stewart Title’s Major Accounts Division in Anaheim Hills CA. During his management, Stewart Major Accounts was recognized as one of only a few division for it’s innovation as a technology leader for the Stewart companies. Daniel was recruited and established the Orange County operation for Investors Title Company as the County Manager. Daniel now works with Team Nation Holdings where he provides management oversight for title and accounting operations for the company and its managed companies.

Janis Okerlund, Esq., Executive Vice President and Director:

Ms. Okerlund, April 2007 to present Team Nation Holding Corporation; September 2006 to April 2007 was with Old Republic Title –National Lender Division; December 2004 to September 2006, Investors Title as VP Asst. County Manager; and May 1998 to November 2004, Fidelity National Title Company as VP Underwriting Counsel, Major Accounts Division.  Ms. Okerlund began her career in the real estate industry at First American Title in Santa Ana, California, where she performed national title operations.  While finishing her law degree at Western State University, College of Law, Ms. Okerlund became proficient at managing and underwriting complex subdivision and commercial development transactions and was quickly snapped up by Fidelity National Title (FNF) upon her matriculation.  At FNF, Ms. Okerlund was instrumental in the growth of the Major Accounts Division into one of the most profitable specialized division in the entire FNF family. Her entrepreneurial spirit and drive for continued growth led her to the Mercury Companies, as Assistant County Manager for the Investors Title brand in Orange County, and to Old Republic Title before she partnered with three industry veteran to found Team and to acquire California Counties Title Company.  Ms. Okerlund was admitted to the State Bar of California in 2001 and is a licensed attorney.

No appointee for a director position has been found guilty of any civil regulatory or criminal offense or is currently the subject of any civil regulatory proceeding or any criminal proceeding.

Compliance with Section 16(a) of the Exchange Act

The Company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) and as a result the Company’s officers and directors, and persons who own more than ten percent of the Company’s equity securities are not required to comply with Section 16 of the Exchange Act.

Conflicts of Interest

Members of the Company’s management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company’s affairs.

The Company’s Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

ITEM 11 — EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Cash Compensation.

        Compensation paid for all services provided up to December 31, 2008 — The following table sets forth certain information with respect to the compensation we paid for services rendered during the fiscal year ended December 31, 2008, with respect to our Chief Executive Officer and each other executive officer who received cash compensation in excess of $100,000. Note that not all the compensation earned was not paid to the executives due to cash constraints caused by economic conditions in 2008. Compensation accrued but not yet paid will be paid incrementally as the company is able, without impairment to its ongoing operations. There were no Option Awards or other compensation paid or accrued during the fiscal year ended December 31, 2008.

SUMMARY COMPENSATION TABLE

Name	Position	Accrued Compensation	Paid Compensation

Dennis R. Duffy	Chief Executive Officer,	180,000	161,873
	Chairman of the Board and Director

Norman J. Francis	President and Director	180,000	161,873

Daniel J. Duffy	Executive Vice President	180,000	169,373
	Chief Financial Officer and
	Director

Janis Okerlund, Esq.	Executive Vice President,	180,000	161,873
	Secretary and Director

Option Grants, Exercise and Values

The Company does not currently have an adopted Stock Option Plan but hopes to formalize and adopt a plan for executives and key employees and recruits in 2009. There were no stock option grants or exercises during the fiscal year ended December 31, 2008.

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company’s Board of Directors held both in person meetings during the fiscal year ended December 3,12008 and meetings by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

Audit Committee

The board of directors has not established an audit committee. The functions of the audit committee are currently performed by the entire board of directors. The Company is under no legal obligation to establish an audit committee and has elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee. The Company may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

As the board of directors does not have an audit committee, it therefore has no “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. except its chief financial officer. In general, an “audit committee financial expert” is an individual member of the audit committee who:

*	understands generally accepted accounting principles and financial statements,
*	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
*	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
*	understands internal controls over financial reporting, and
*	understands audit committee functions.

Board of Directors Independence

None of the Company’s directors are “independent” within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. The Company is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include “independent” directors.

Director Nominees

The Company does not have a nominating committee. The board of directors, sitting as a board, selects those individuals to stand for election as members of our board. Since the board of directors does not include a majority of independent directors, the decision of the board as to director nominees is made by persons who have an interest in the outcome of the determination. The board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual board of directors’ meeting at which the slate of board nominees is adopted, the board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate’s qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee’s qualifications to serve on the board of directors, as well as a list of references.

The board identifies director nominees through a combination of referrals, including by management, existing board members and security holders, where warranted. Once a candidate has been identified the board reviews the individual’s experience and background, and may discuss the proposed nominee with the source of the recommendation. If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management’s slate of director nominees submitted for shareholders for election to the board.

Among the factors that the board considers when evaluating proposed nominees are their experience in the information technology industry, knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The board may request additional information from the candidate prior to reaching a determination. The board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to Team Nation Holdings Corporation, 4667 MacArthur Boulevard, Suite 150, Newport Beach, CA 92660.

Correspondence directed to an individual board member is referred, unopened, to that member. Correspondence not directed to a particular board member is referred, unopened, to the President and CEO.

Code of Ethics

Under the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission’s related rules, the Company is required to disclose whether it has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer and other officers, legal counsel and to any person performing similar functions. The Company has made the code of ethics available and intends to provide disclosure of any amendments or waivers of the code within five business days after an amendment or waiver on the Company’s website wwww.teamnationholdings.com.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended December 31, 2008. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Currently our Board does not have a compensation committee. Our officers are members of our Board of Directors and are able to vote on matters of compensation. We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time. In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended December 31, 2008 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

The executive employment market in general is very competitive due to the number of companies with whom we compete to attract and retain executive and other staff with the requisite skills and experience to carry out our strategy and to maintain compliance with multiple Federal and State regulatory agencies. Many of these companies have significantly greater economic resources than our own. Our Board has recognized that our compensation packages must be able to attract and retain highly talented individuals that are committed to our goals and objectives, without at this time paying cash salaries that are competitive with some of our peers with greater economic resources. Our compensation structure is weighted towards equity compensation in the form of options to acquire common stock, which the Board believes motivates and encourages executives to pursue strategic opportunities while managing the risks involved in our current business stage, and aligns compensation incentives with value creation for our shareholders.

Components of Our Executive Compensation Program

Our current executive compensation program is entirely salary based. In the future we intend to incorporate additional components we believe are necessary in order for the Company to provide a competitive compensation package relative to our peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation. Elements of our future executive compensation are likely to include:

o	Base Salary
o	Stock Awards
o	Other benefits available to all employees
o	Items specific to our President and Chief Executive Officer per an employment agreement

Base Salary:   At present we do not have a salary structure for employees and Executives, and amounts are based on skill set, knowledge and responsibilities. Base salaries may be established as necessary. During the year ended December 31, 2008 none of our Named Executive Officers received a salary increase.

Stock Awards:   A portion of compensation paid to our executives will be equity based. We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives’ compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives. No stock compensation awards were granted during the year ending December 31, 2008.

Other Benefits:   Our Executive Officers and employees receive no other benefits.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the share ownership of officers, directors and 5% or greater shareholders as of May 4, 2009. There are 48,450,999 common shares at May 4, 2009

Name & Address (1)	No. Of Common Shares	% of Outstanding

CalCounties Title Nation Company (2)	22,000,000	45.4
Dennis R. Duffy (3)	583,863	1.2
Daniel J. Duffy (4)	658,863	1.4
Norm Francis (5)	558,863	1.2
Janis D. Okerlund (6)	287,968	0.6
Officers and Directors as a Group(four persons)	24,089,557	49.8

(1)	C/o Team Nation Holding Corporation, 4667 MacArthur Boulevard, Suite 150, Newport Beach, CA 92660
(2)	A California corporation owned by Dennis R. Duffy-one third; Daniel J. Duffy-one third; and Janis Okerlund-one-third
(3)	Ms. Held in the name of the The Duffy Family Trust. Mr. Duffy disclaims any beneficial ownership of these shares, but under Rule 13-d(3), beneficial ownership of these shares may be attributed to him.
(4)	Held in the name of The Duffy Family Living Trust. Mr. Duffy disclaims any beneficial ownership of these shares, but under Rule 13-d(3), beneficial ownership of these shares may be attributed to him.
(5)	Held in the name of Vision Management Solutions, LLC, controlled by Norman J. Francis, President of the Company. Mr. Francis disclaims any beneficial ownership of these shares, but under Rule 13-d(3), beneficial ownership of these shares may be attributed to him.
(6)	Held in the name of The Janis Okerlund Living Trust. Ms. Okerlund disclaims any beneficial ownership of these shares, but under Rule 13-d(3), beneficial ownership of these shares may be attributed to her.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Due from affiliate — $104,060

Team had advanced $104,060 to CCTC at December 31, 2007. This amount was repaid in 2008.

Notes receivable – stockholders — $2,215,467

TEAM has notes receivable from four affiliates of its four officers and directors in the total amount of $2,215,467 which was used by the officers and directors to fund the purchase of CCTC. The original principal of the loans totaled $2,600,000 which was paid in cash ($1,000,000 to the former shareholder of CCTC and the balance used for CCTC working capital). The notes receivable from the affiliates of the four officers and directors consist of four notes in the original amount of $650,000 each which are non-interest bearing until May 31, 2008; and interest only is payable at the rate of 5% per annum until the notes receivable are due in full on May 1, 2014. A portion of the balance of the notes receivable was relieved during the year ended December 31, 2008 with shares of TEAM common stock. 364,548 common shares, valued at $1.00 per share for a total of $364,548.

Notes payable – shareholders — $0

Mortgage had received loans from shareholders in the amount of $17,300 for working capital at December 31, 2007. This amount was repaid during 2008.

Purchase of Orange County, California Title plant

Team acquired the Orange County title plant from CCTC in December 2007.  CCTC is wholly owned by affiliates of the four officers and directors of Team.  The amount paid for the title plant was based on an appraisal.  The consideration for the $710,000 purchase price included $200,000 in cash and a note payable in the amount of $510,000.  The note was repaid in December 2008.

Exit and termination of lease

On April 26, 2007, Escrow entered into a 30 month lease agreement commencing May 1, 2007 for its office, with a base monthly rent of $10,831, subject to fixed annual increases.  At December 31, 2008, the annual future minimum fixed payments under this lease were $117,420.

During 2007, the Company consolidated facilities and exited certain leases to reduce expenses as a result of a change in the business environment.  As a result, Escrow closed this office and began leasing space from an affiliated company on a monthly basis.  On February 6, 2008, Escrow subleased this office to a third party for the remainder of the lease.  As of December 31, 2007, Escrow recognized the lease commitment for the closed office as an accrued expense in the amount of $253,764; has recognized a sublease rent receivable in the amount of $168,387; and has charged the difference of $85,376 to loss from discontinued operations.

We occupy a leased facility of approximately 4,500 square feet in Newport Beach, California, in which our executive offices are located. We sublease 2000 square feet of the space to CCTN, which houses a title and escrow unit in the facility. In Pasadena, California, we sublease approximately 2400 square feet from CCTN in which is located our title plant and production services, customer service, and one executive office.

Management agreements:

Team entered into management agreements with CCTC and First Southwest Title Company, which are title companies with operations in Southern California, to manage all of their operations.  Team provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to both companies in exchange for monthly management fees plus a share of net profits, determined quarterly. The management agreement with First Southwest Title Company was terminated in January 2009 and we have not collected any of the management fees called for by the agreement.

Related party payables

The Company owed its affiliate, CCTC, amounts at both December 31, 2008 and 2007. At December 31, 2007, TEAM owed CCTC $426,133 from the 2007 purchase of the Orange County, California, title plant from CCTC. This full amount was repaid with management fee income owed to TEAM by CCTC. In 2008, CCTC provided working capital for TEAM, increasing the related party payable and TEAM performed services for CCTC, which reduced the related party payable. The ending related party payable balance was $332,177 as of December 31, 2008.

Notes payable – related party

TEAM has one note outstanding as of December 31, 2008 to an affiliate owned by an officer and director in the amount of $13,958. The note is due on demand within one year and does not bear interest. It was satisfied in April 2009.

Purchase of Orange County, California title plant

As discussed in Note 5, the Company’s acquisition of the title plant for Orange County from CCTC included a note payable in the amount of $510,000. This amount was fully satisfied in 2008.

Management agreements

Management fee revenues

TEAM entered into management agreements with CCTC, which is a Southern California title company operated by TEAM’s officers and directors, to manage all of their operations. TEAM provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to both companies in exchange for monthly management fees plus a share of net profits, determined quarterly. Total 2008 management fee revenue from CCTC was $1,200,000 and is shown as related party management fees in the statement of operations. This agreement was subsequently amended as of January 1, 2009.

Management fee expenses

TEAM entered into a management agreement in 2007 with affiliates of the four officers and directors by which they would actively manage operations, human resources, accounting services, sales, and marketing efforts for the TEAM. Each of the four agreements calls for a $15,000 monthly fee. Total expenses incurred in 2008 were $720,000. TEAM paid for the services partially in cash and partially as a reduction in shareholder receivables. These agreements were amended on January 1, 2009.

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     (1)        See attached Financial Statements.

         (2)        Not applicable.

         (3)        See (b) below.

(b)     Exhibits filed with this annual report.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Articles of Incorporation (2)
3.3	Amendment to Articles of Incorporation
10.1	Agreement and Plan of Reorganization dated June 17, 2008, between Registrant and Team Nation Holdings Corporation; (4)
10.2	Management Agreement dated October 24, 2007, between Team and First Southwestern Title Company of California; (4)
10.3	Operating Agreement dated May 20, 2008, between Team and A.B.S. 16, LLC regarding Team Nations Investment Group, LLC; (4)
10.4	Management Agreement dated January 2, 2008, between Team and CCTC; (4)
14.1	Code of Ethics
16.1	Letter from Malone & Bailey, PC dated June 26, 2008, to the Securities and Exchange Commission (5)
16.2	Letter from Moore & Associates dated April 21, 2009 to the Securities and Exchange Commission (6)
31.1	Section 302 Certification (CEO)
31.2	Section 302 Certification (CFO)
32.1	Section 906 Certification (CEO)
32.2	Section 906 Certification (CFO)

(1)	Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on July 16, 2007, an incorporated herein by reference.
(2)	Filed as an exhibit to our Form 10-QSB, filed with the Commission on August 14, 2007, and incorporated herein by reference.
(3)	Filed as an exhibit to our Form 8-K, filed with the Commission on March 14, 2008, and incorporated herein by reference.
(4)	Incorporated by reference from the exhibits to Registrant’s Form 8-K filed with the Commission on June 20, 2008.
(5)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on June 26, 2008
(6)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on April 28, 2009

(c)	Not applicable.

ITEM 15. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Malone & Bailey, PC (“Malone & Bailey”), Certified Public Accountants, were our independent auditors for the fiscal year ended December 31, 2007. , 2006. On June 25, 2008, we dismissed Malone & Bailey and engaged Moore & Associates, (“Moore & Associates”), Certified Public Accountants as our independent registered public accounting firm. On April 10, 2009, our Board dismissed Moore & Associates and engaged Kelly & Company, PC, to serve as the independent registered public accounting firm to audit our financial statements and to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2008.

We incurred aggregate fees payable to Malone & Bailey of approximately $40,750 for the fiscal year ended December 31, 2007, and paid them $49,525 for the fiscal year ended December 31, 2006, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2007; and for review of the financial statements included in our quarterly reports on Form 10QSB during these fiscal years. We incurred aggregate fees payable to Moore & Associates of $23,125 for review of the financial statements included in our quarterly reports on Form 10QSB during the fiscal year ended December 31, 2008.

We did not pay any fees to Kelly & Company during the fiscal years ended December 31, 2007 or 2006. Subsequent to December 31, 2007 we have incurred fees payable to Kelly & Co., PC of approximately $90,000 for professional services rendered for the audit of our financial statements for the year ended December 31, 2008.

Audit-Related Fees

Neither Malone & Bailey, Moore & Associates nor Kelly & Company, PC were paid any additional fees for the fiscal years ended December 31, 2008 or 2007 for services related to the performance of the audit or review of our financial statements.

Tax Fees

No fees were paid for tax related services to any independent advisors during the years ended December 31, 2008 or 2007.

Other Fees

Neither Malone & Bailey, Moore & Associates nor Kelly & Company, PC were paid any other fees for professional services during the fiscal years ended December 31, 2008 or 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Team Nation Holdings Corporation

Date: May 4, 2009	By:	/s/ Dennis R. Duffy
Dennis R. Duffy Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 4, 2009	By:	/s/ Dennis R. Duffy
Dennis R. Duffy Chief Financial Officer

DIRECTORS

Date: May 4, 2009	By:	/s/ Dennis R. Duffy
Dennis R. Duffy Director

Date: May 4, 2009	By:	/s/ Daniel J. Duffy
Daniel J. Duffy Director

Date: May 4, 2009	By:	/s/ Norman J. Francis
Norman J. Francis Director

Date: May 4, 2009	By:	/s/ Janis Okerlund
Janis Okerlund Director