Form 10-Q
period 2009-03-31
Team Nation Holdings CORP
filed 2009-05-20
CIK 1390891

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file No. 333-144597


                        TEAM NATION HOLDINGS CORPORATION
                        --------------------------------
               (Exact name of registrant as specified in charter)


              Nevada                                          98-0441861
              ------                                          ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


          4667 MacArthur Boulevard, Suite 150, Newport Beach, CA 92660
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code: 949 885 9892

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer |_|                          Accelerated filer [_]

   Non-accelerated filer |_|                       Smaller reporting company [X]



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of May 12, 2009, there were 48,450,999 shares of the registrant's common stock, $.0001 par value, outstanding.

                        Team Nation Holdings Corporation
                                    FORM 10-Q
                  For the Quarterly Period Ended March 31, 2009

                                TABLE OF CONTENTS



PART 1 -- FINANCIAL INFORMATION

    Item 1.   Financial Statements (unaudited):

              Balance Sheets as of December  31, 2008 and March 31, 2009       2

              Statements of Operations for the three months ended
              March 31, 2009 and 2008                                          3

              Statements of Cash Flows for the three months ended
              March 31, 2009 and 2008                                          4

              Notes to Financial Statements                                    6

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       17

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk      18

    Item 4.   Controls and Procedures                                         18

PART II -- OTHER INFORMATION

    Item 1.   Legal Proceedings                                               19

    Item 1A.  Risk Factors                                                    19

    Item 5.   Other Information                                               23

    Item 6.   Exhibits                                                        23

SIGNATURES                                                                    24

Consolidated Financial Statements of Team Nation Holdings Corp:

   Consolidated Balance Sheets as of March 31, 2009 and
     December 31, 2008........................................................2


   Consolidated Statements of Operations for the Three Month
     Periods ended March 31, 2009 and 2008....................................3


   Consolidated Statements of Cash Flows for the Three Month
     Periods ended March 31, 2009 and 2008....................................4


Notes to the Consolidated Financial Statements................................6


                        Team Nation Holdings Corporation
                           Consolidated Balance Sheets
                   As of March 31, 2009 and December 31, 2008
__________________________________________________________________________________________


                                                                  March 31,    December 31,
                                                                    2009          2008
                                                                -----------    -----------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                 $        --    $     4,296
      Restricted cash                                               104,072        104,072
      Accounts receivable - trade, net of allowance for
        doubtful accounts of $0 and $0 as of March 31, 2009
        and December 31, 2008, respectively                              --         11,040
      Other receivables, net of uncollectible accounts of
        $187,500 at March 31, 2009                                       --             --
      Prepaid expenses                                               27,787             --
      Current assets of discontinued operations                      61,742         87,000
                                                                -----------    -----------

           Total current assets                                     193,601        206,408

Notes receivable - related party                                  2,230,968      2,215,467
Title plant                                                         710,000        710,000
Deposits                                                             27,030            500
Long term assets of discontinued operations                          14,228         14,596
                                                                -----------    -----------

Total assets                                                    $ 3,175,827    $ 3,146,971
                                                                ===========    ===========

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
      Notes payable in default                                  $ 3,381,292    $ 3,381,292
      Bank overdraft                                                  5,668             --
      Accounts payable - trade                                      272,057        396,408
      Related party payable                                         574,444        332,177
      Accrued liabilities                                           203,750        126,580
      Notes payable - related party, current portion                 11,350         13,958
      Current liabilities of discontinued operations                159,917        188,825
                                                                -----------    -----------

           Total current liabilities                              4,608,478      4,439,240
Long term liabilities of discontinued operations                     17,300         17,300
                                                                -----------    -----------

Total liabilities                                                 4,625,778      4,456,540
                                                                -----------    -----------
Commitments and contingencies
Shareholder's deficit:
      Preferred stock ($0.001 stated value, 50,000,000 shares
        authorized and zero outstanding)                                 --             --
      Common stock ($0.001 stated value, 1,000,000,000 shares
        authorized, 47,191,894 and 47,191,894 shares issued
        and outstanding)                                             47,192         47,192
      Additional paid-in capital                                  1,138,946      1,138,946
      Stock subscription receivable                                (156,080)      (163,084)
      Accumulated deficit                                        (2,480,009)    (2,332,623)
                                                                -----------    -----------

Total shareholder's deficit                                      (1,449,951)    (1,309,569)
                                                                -----------    -----------

Total liabilities and shareholder's deficit                     $ 3,175,827    $ 3,146,971
                                                                ===========    ===========

    The accompanying notes are an integral part of the financial statements.


                        Team Nation Holdings Corporation
                      Consolidated Statements of Operations
            For the Three Month Periods Ended March 31, 2009 and 2008
_______________________________________________________________________________


                                                      For the         For the
                                                    Three Month     Three Month
                                                   Period Ended    Period Ended
                                                     March 31,       March 31,
                                                       2009            2008
                                                   ------------    ------------
Management fees                                    $     30,000    $     60,000
Management fees - related party                         562,320              --
                                                   ------------    ------------

      Total revenue                                     592,320          60,000
                                                   ------------    ------------

Operating expenses:
      Title plant fees                                  274,828              --
      Selling and general and administrative            361,112          63,229
      Bad debt expense                                   41,000              --
                                                   ------------    ------------

           Total operating expenses                     676,940          63,229
                                                   ------------    ------------

Loss from continuing operations                         (84,620)         (3,229)
Other income (expenses):
      Interest income                                    15,502             986
      Interest expense                                  (74,350)        (83,531)
                                                   ------------    ------------

Loss from continuing operations before provision
    for income taxes                                   (143,468)        (85,774)
Provision for income taxes                                   --              --
                                                   ------------    ------------

Net loss from continuing operations                    (143,468)        (85,774)
                                                   ------------    ------------

Loss from discontinued operations                        (3,918)        (20,431)
                                                   ------------    ------------

Net loss                                           $   (147,386)   $   (106,205)
                                                   ============    ============

Loss per share - basic and diluted                 $       0.00    $       0.00
                                                   ============    ============

Weighted average shares outstanding                  47,191,894      25,000,000
                                                   ============    ============


    The accompanying notes are an integral part of the financial statements.


                        Team Nation Holdings Corporation
                      Consolidated Statements of Operations
            For the Three Month Periods Ended March 31, 2009 and 2008
_______________________________________________________________________________________


                                                                For the       For the
                                                              Three Month   Three Month
                                                             Period Ended  Period Ended
                                                               March 31,     March 31,
                                                                 2009          2008
                                                              ----------    ----------
Cash flows from operating activities:
   Net loss                                                   $(147,386)    $(106,205)
   Loss from discontinued operations                             (3,918)      (20,431)
                                                              ---------     ---------
   Loss from continuing operations                             (143,468)      (85,774)
   Adjustments to reconcile net income to cash provided
     by (used in) operating activities:
        Decrease (increase) in assets:
             Accounts receivable                                 11,040        (4,490)
             Prepaid expenses                                   (27,787)         (465)
             Due from affiliate                                      --       104,060
             Related party notes receivable                     (15,501)           --
             Deposit                                            (26,530)           --
        Increase (decrease) in liabilities:
             Accounts payable                                  (124,351)       25,499
             Accrued liabilities                                 77,170         4,135
             Related party payable                              242,267            --
                                                              ---------     ---------
Cash used in operating activities - continuing operations       (11,078)       22,534
Cash used in operating activities - discontinued operations      (3,650)       (9,365)
                                                              ---------     ---------
Cash provided by operating activities                           (14,728)       13,169
                                                              ---------     ---------
Cash flows used in investing activities:
Cash used in investing activities - discontinued operations         368            --
                                                              ---------     ---------
Cash used in investing activities                                   368            --
                                                              ---------     ---------
Cash flows used in financing activities:
      Restricted cash                                                --          (986)
      Sale of common stock                                        7,004            --
      Repayment of related party payable                         (2,608)      (11,556)
      Bank overdraft                                              5,668            --
                                                              ---------     ---------
Cash used in financing activities - continuing operations        10,064       (12,542)
Cash used in investing activities - discontinued operations          --        (1,990)
                                                              ---------     ---------
Cash used in financing activities                                10,064       (14,532)
                                                              ---------     ---------
Net increase (decrease) in cash                                  (4,296)       (1,363)
Cash and cash equivalents at beginning of period                  4,296         4,584
                                                              ---------     ---------
Cash and cash equivalents at end of period                    $      --     $   3,221
                                                              =========     =========

    The accompanying notes are an integral part of the financial statements.

                        Team Nation Holdings Corporation
                      Consolidated Statements of Operations
            For the Three Month Periods Ended March 31, 2009 and 2008
_______________________________________________________________________________________

                Supplemental Disclosure of Cash Flow Information


                                                                For the       For the
                                                              Three Month   Three Month
                                                             Period Ended  Period Ended
                                                               March 31,     March 31,
                                                                 2009          2008
                                                              ----------    ----------
Cash paid during the fiscal years for:

      Interest                                                $     420    $  66,384
      Income taxes                                            $      --    $      --



    The accompanying notes are an integral part of the financial statements.

                        Team Nation Holdings Corporation
                 Notes to the Consolidated Financial Statements
                 As of March 31, 2009 and December 31, 2008 and
            For the Three Month Periods Ended March 31, 2009 and 2008
________________________________________________________________________________

1.   Description of Business
     -----------------------

     The consolidated financial statements include the accounts of TEAM Nation Holding Corporation ("TEAM") (formerly Real Estate Services Holding, Inc.) and its two wholly owned subsidiaries, Escrow Nation, Inc. ("ESCROW") and Mortgage Nation, Inc. ("MORTGAGE") (collectively the "Company"). The operations of both subsidiaries have been discontinued. All significant intercompany balances and transactions have been eliminated.

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

     Effective June 17, 2008, the shareholders of TEAM exchanged all of their outstanding common shares for 25,000,000 shares of Suncross Exploration Corporation ("SUNCROSS"). Completion of the exchange agreement resulted in the TEAM shareholders having control of SUNCROSS. Accordingly, the transaction has been recorded for accounting purposes as the acquisition of TEAM by SUNCROSS with TEAM as the acquirer (reverse acquisition).

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

2.   Significant Accounting Policies
     -------------------------------

     Cash and cash equivalents
     -------------------------

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

     Restricted cash
     ---------------

     Team maintains a certificate of deposit with a bank in the amount of $104,072 and $104,072 at March 31, 2009 and December 31, 2008,
     respectively, which is collateral on a line-of-credit note with its bank.

     Revenue recognition
     -------------------

     TEAM's revenue is derived from management and production services. Revenue from services is recognized when the service is performed.

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

     Estimates
     ---------

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

     Fair value of financial instruments
     -----------------------------------

     In accordance with the requirements of Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using available market information and appropriate valuation methodologies. The Company's financial instruments consist of accounts receivable-trade accounts payable-trade, accrued expenses and short-term borrowings. This is due to their short-term before maturity or the current rates at which the Company could borrow funds with similar remaining maturities.


     The Company's financial instruments consist of accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

     Contingencies
     -------------

     Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingencies related to legal proceeding that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probably that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or if probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable, would be disclosed.

     Intangible costs
     ----------------

     The Company accounts for intangible assets in accordance with SFAS 142 "Goodwill and other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. SFAS 142 also requires that intangible assets with definite useful lives be amortized over that period to their estimated residual value, and be reviewed for impairment.

     Reclassification
     ----------------

     Certain reclassifications have been made to the December 31, 2008 balance sheet and March 31, 2008 financial statements to conform to the March 31, 2009 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings

     New Accounting Pronouncements
     -----------------------------

     There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

     In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) requires an acquiring company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquiring company in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquired company, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement is effective for the Company's financial statements beginning January 1, 2009. The Company does not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity is required to report unrealized gains and losses on items for which the fair value option has been elected in its results of operations at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected to measure its financial instruments and/or other eligible assets at their fair market values. Consequently, the adoption of SFAS 159 has not had a material impact on the Company's financial position or reported results of operations.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for the Company's year beginning January 1, 2008 and has been applied prospectively. The adoption of SFAS 157 has not had a material impact on the Company's financial position or reported results of operations.

     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.
     109. This interpretation was adopted by the Company as of February 1, 2007,

3.   Discontinued Operations
     -----------------------

     In May 2007 we formed two subsidiaries: Escrow Nation, Inc. ("Escrow") and Mortgage Nation, Inc. ("Mortgage"). Escrow was licensed to transact escrow business by the California Department of Corporations and Mortgage was licensed to provide mortgage broker services. In December 2007, we decided to discontinue the operations of both Escrow and Mortgage as a result of the significant downturn in the California housing market. We recognized losses of $3,918 and $20,432 from the discontinued operations for the three month periods ended March 31, 2009 and 2008, respectively. They are classified as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets as of March 31, 2009 and December 31, 2008.

     The assets and liabilities of the discontinued operations are presented separately under the captions "Assets of discontinued operations" and "Liabilities of discontinued operations" in the accompanying Balance Sheets.

                                                          As of March 31, 2009
                                                    ------------------------------
                                                     ESCROW    MORTGAGE     Total
                                                    --------   --------   --------
     Current assets:
       Cash                                         $     --   $     --   $     --
       Sublease receivable                            61,742         --     61,742
                                                    --------   --------   --------
       Total current assets                           61,742         --     61,742
                                                    --------   --------   --------
     Long term assets
       Furniture                                          --      1,228      1,228
       Sublease receivable                                --         --         --
       Deposits                                       13,000         --     13,000
                                                    --------   --------   --------
       Total long term assets                         13,000      1,228     14,228
                                                    --------   --------   --------
     Total assets of discontinued operations        $ 74,742   $  1,228   $ 75,970
                                                    ========   ========   ========
     Current liabilities
       Accounts payable                             $ 58,715   $     --   $ 58,715
       Shutdown expenses                             100,517         --    100,517
                                                    --------   --------   --------
       Total current liabilities                     159,232         --    159,232
                                                    --------   --------   --------
     Long term liabilities
       Related party notes payable                        --     17,300     17,300
       Note payable                                       --         --         --
       Shutdown expenses                                  --         --         --
                                                    --------   --------   --------
       Total long term liabilities                        --     17,300     17,300
                                                    --------   --------   --------
     Total liabilities of discontinued operations   $159,232   $ 17,300   $176,532
                                                    ========   ========   ========

                                                         As of December 31, 2008
                                                     ------------------------------
                                                      ESCROW    MORTGAGE     Total
                                                     --------   --------   --------
           Current assets:
             Sublease receivable                     $ 87,000   $     --   $ 87,000
             Total current assets                      87,000         --     87,000
                                                     --------   --------   --------
           Long term assets
             Furniture                                     --      1,596      1,596
             Deposits                                  13,000         --     13,000
                                                     --------   --------   --------
             Total long term assets                    13,000      1,596     14,596
                                                     --------   --------   --------
           Total assets of discontinued operations   $100,000   $  1,596   $101,596
                                                     ========   ========   ========
           Current liabilities
             Accounts payable                        $ 59,071   $     --   $ 59,071
             Shutdown expenses                        129,754         --    129,754
             Sublease receivable                           --         --         --
                                                     --------   --------   --------
       Total current liabilities                     188,825         --    188,825
                                                    --------   --------   --------
     Long term liabilities
       Related party notes payable                        --     17,300     17,300
       Note payable                                       --         --         --
       Shutdown expenses                                  --         --         --
                                                    --------   --------   --------
       Total long term liabilities                        --     17,300     17,300
                                                    --------   --------   --------
     Total liabilities of discontinued operations   $188,825   $ 17,300   $206,125
                                                    ========   ========   ========

     The accompanying tables illustrates the reporting of the discontinued operations on the face of the Statements of Operations for the three month periods ended March 31, 2009 and 2008:

                                                 For the Three Month Period
                                              --------------------------------
                                                    Ended March 31, 2009
                                              --------------------------------
                                               ESCROW     MORTGAGE      Total
                                              --------    --------    --------
     Revenues                                 $     --    $     --    $     --
     Costs and expenses:
       Selling, general and administrative          --         368         368
       Shutdown expense                          3,395          --       3,395
       Interest expense                            155          --         155
                                              --------    --------    --------
     Loss from discontinued operations        $ (3,550)   $   (368)   $ (3,918)
                                              ========    ========    ========

                                                 For the Three Month Period
                                              --------------------------------
                                                    Ended March 31, 2008
                                              --------------------------------
                                               ESCROW     MORTGAGE      Total
                                              --------    --------    --------
     Revenues                                 $ 37,727    $     --    $ 37,727
     Costs and expenses:
        Selling, general and administrative     57,752          --      57,752
        Shutdown expense                            --          --          --
        Interest expense                           407          --         407
                                              --------    --------    --------
     Loss from discontinued operations        $(20,432)   $     --    $(20,432)
                                              ========    ========    ========

4.   Bad Debt Expense
     ----------------

     TEAM entered into a management agreement with FirstSouthwestern Title Company ("FIRST"), which is a title company with operations in Southern California, to manage all of their operations. TEAM provided management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to FIRST in exchange for monthly management fees plus a share of net profits, determined quarterly. Total management fee revenue was $30,000 in the three month period ended March 31, 2009. None of this amount was collected, as it was going to be included in a possible acquisition of FIRST. The acquisition did not occur and the entire receivable has been reserved as of March 31, 2009. This agreement was subsequently terminated as of January 1, 2009.

5.   Title Plant
     -----------

     The Company acquired the Orange County title plant from California Counties Title Company ("CCTC") in December 2007. CCTC is wholly owned by four affiliates of the four officers and directors of the Company. The amount paid for the title plant was based on an appraisal and the consideration for the $710,000 purchase price included $200,000 in cash and a note payable by the Company in the amount of $510,000. The note is non-interest bearing and was paid in full in December 2008.

     The Company periodically reviews the carrying value of intangible assets not subject to amortization, including the title plant asset and goodwill, to determine whether impairment may exist. No impairments existed at March 31, 2009 or December 31, 2008.


6.   Notes Payable in Default

     Notes payable in default at March 31, 2009 and and December 31, 2008 consists of the following:

                                                                         As of            As of
                                                                       March 31,        December 31,
                                                                         2009              2008
                                                                      -----------       -----------
     Note payable to bank; unsecured; interest at prime (8.25%
     and 7.25% at March 31, 2009 and December 31, 2008); payable interest only through July 16, 2008, then 55 monthly
     payments of $47,553 with a final payment due on March 16,
     2013; personally guaranteed by the shareholders; put into
     default in 2008 by the bank; currently in litigation, see
     note 8                                                           $ 2,381,494       $ 2,381,494

     Note payable to a bank; collateralized by the Company's
     certificate of deposit in the amount of $100,000 and six
     certificates of deposit in the total amount of $400,000
     owned by the Company's shareholders; interest at prime plus
     2% (10.25% and 9.25% at March 31, 2009 and December 31,
     2008); interest payable monthly; was due in full on August
     24, 2008 and is currently past due, currently in litigation,
     see note 8                                                           999,798           999,798
                                                                      -----------       -----------
           Total notes payable in default                             $ 3,381,292       $ 3,381,292
                                                                      ==========        ===========

     For the three month periods ended March 31, 2009 and 2008, interest expense on these notes was $73,930 and $62,368, respectively.


7.   Stockholder's Equity
     --------------------

     Preferred stock

     The Company has 50,000,000 shares of its $0.001 par value preferred stock authorized and has no shares issued and outstanding at March 31, 2009 and December 31, 2008.

     Common stock
     ------------

     On May 14, 2008, the number of authorized common shares was increased from 100,000,000 to 300,000,000. On November 21, 2008, the number of authorized common shares was increased from 300,000,000 to 1,000,000,000.

     In June 2008, TEAM issued 20,906,633 shares of its common stock in the reverse merger.

     During the year ended December 31, 2008, the Company sold 1,434,327 shares of its common stock for $1,106,907 in cash. Subscriptions receivable were $156,080 at March 31, 2009 and $163,084 at December 31, 2008.

     In 2008, TEAM issued 215,482 shares of its common stock for services valued at $165,482.

     An officer and director paid Company expenses in the amount of $2,000 during 2008. The amounts were recorded as contributed capital.

     In September 2008, the Company issued 1,000,000 shares of its common stock into escrow in anticipation of a private placement during the fourth quarter of 2008. This private placement has been cancelled and the shares returned for cancellation. The shares are not treated as issued or outstanding at March 31, 2009.

8.   Commitments and Contingencies
     -----------------------------

     Operating Leases
     ----------------

     The Company has operating leases for certain office equipment and the facility. Future minimum lease payments are as follows:

           2009 (remainder of year)               $     242,081
           2010                                         212,268
           2011                                           5,839
                                                  -------------

           Total minimum lease payments           $     218,107
                                                  =============

     Rental expense was $21,075 and $4,058 for the three month periods ended March 31, 2009 and 2008, respectively.

     Litigation
     ----------

     The Company's policy is to recognize amounts related to legal matters as a charge to operations if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS 5.

     On September 8, 2008 we filed suit in the Superior Court of California, Orange County, against Professional Business Bank, for, among other things, interference with business prospects and violation of our rights of privacy relative to a line of credit and loan made by Professional Business Bank to our subsidiary holding company. Professional Business Bank responded by calling both loans due and we are currently in arbitration on the matter. While the results of the suit and counterclaim cannot be predicted with certainty, management believes, based on the advice of legal counsel, that the final outcome of the arbitration of claims will not have a material adverse effect on our financial position, results of operations, or liquidity. Going Concern

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of the end of December 2007, it was determined that ESCROW and MORTGAGE would be unable to continue in the current housing market and the operations of both companies were discontinued. At March 31, 2009, the Company had negative working capital of $4,414,877, total liabilities of $4,625,778, and a stockholders' deficit of $1,449,951. Currently scheduled debt payment requirements for 2008 exceed the amount that can be expected to be generated from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.


     The Company expects to meet its working capital requirements through debt and private placements of equity. In addition, the Company has entered into management contracts with a title company owned by four affiliates of the Company's officers and directors, from which the Company expects to have positive cash flow.

9.   Loss Per Share
     --------------

     The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three month periods ended March 31, 2009 and 2008:

                                                      For the         For the
                                                    Three Month     Three Month
                                                   Period Ended    Period Ended
                                                      March 31,       March 31,
                                                        2009            2008
                                                   ------------    ------------
     Numerator:
         Net loss                                  $   (147,386)   $   (106,205)
     Denominator:
         Denominator for basic and diluted net
           loss per share-weighted average
           number of common shares outstanding       47,191,894      25,000,000
                                                   ------------    ------------

     Basic and diluted net loss per share          $       0.00    $       0.00
                                                   ============    ============


     The Company does not have any stock options or warrants outstanding.

10.  Related Party Transactions
     --------------------------

     Due from affiliates
     -------------------

     The Company had advanced $104,060 to CCTC at December 31, 2007. This amount was repaid in 2008.

     Notes receivable - related party
     --------------------------------

     The Company has notes receivable from four affiliates of its four officers and directors in the total amount of $2,230,968 at March 31, 2009, which was used by the officers and directors to fund the purchase of CCTC. The principal of the loans included a total of $2,600,000 which was paid in cash ($1,000,000 to the former shareholder of CCTC and the balance used for CCTC working capital). The notes receivable from the four officers and directors consist of four notes in the original amount of $650,000 each which are non-interest bearing until May 31, 2008; and interest only is payable at the rate of 5% per annum until the notes receivable are due in full on May 1, 2014. A portion of the balance of the notes receivable was relieved during the year ended December 31, 2008 with shares of TEAM common stock. 364,548 common shares, valued at $1.00 per share for a total of $364,548 were returned to the company and retired to satisfy a portion of the outstanding notes receivable. The notes receivable balance increased during 2008 when TEAM made payments on a note payable on behalf of the four stockholders and directors to the former owner of CCTC. The total of the payments was $167,494. Also in 2008, the notes receivable balance was relieved with the satisfaction of accrued management fees of the four officers and directors in the amount of $276,750. In the first quarter of 2009, the balance changed as a result of accrued interest on the notes receivable of $15,501.

     Shares used to repay notes receivable
     -------------------------------------

     In June 2008, 364,548 shares were returned to the company to partially satisfy outstanding notes receivable. The shares were valued at $1.00 per share and have been retired.

     Related party payables
     ----------------------

     The Company owed its affiliate, CCTC, amounts at both March 31, 2009 and December 31, 2008. At December 31, 2007, TEAM owed CCTC $426,133 from the 2007 purchase of the Orange County, California, title plant from CCTC. This full amount was repaid with management fee income owed to TEAM by CCTC. In 2008, CCTC provided working capital for TEAM, increasing the related party payable and TEAM performed services for CCTC, which reduced the related party payable. The ending related party payable balance at December 31, 2008 was $332,177. In the first quarter of 2009, CCTC advanced $242,267 to the Company.

     Notes payable - related party
     -----------------------------

     TEAM has one note outstanding as of March 31, 2009 to an affiliate owned by a shareholder in the amount of $11,380. The note is due on demand within one year and does not bear interest. It was satisfied in April 2009.

     Purchase of Orange County, California title plant
     -------------------------------------------------

     As discussed in Note 5, the Company's acquisition of the title plant for Orange County from CCTC included a note payable in the amount of $510,000. This amount was fully satisfied in 2008.

     Management agreements

     Management fee revenues
     -----------------------

     TEAM entered into management agreements with CCTC, which is a Southern California title company operated by TEAM's officers and directors, to manage all of their operations. TEAM provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to both companies in exchange for monthly management fees plus a share of net profits, determined quarterly. Management fee revenue from CCTC was $562,320 and $400,000 for the three month periods ended March 31, 2009 and 2008 and is shown as related party management fees in the statement of operations. This agreement was amended as of January 1, 2009 to change the monthly fee from $100,000 per month to $40,000 per month plus $60 per open title order.

     Management fee expenses
     -----------------------

     TEAM entered into a management agreement in 2007 with affiliates of the four officers and directors by which they would actively manage operations, human resources, accounting services, sales, and marketing efforts for the TEAM. Each of the four agreements calls for a $15,000 monthly fee. These agreements were cancelled on January 1, 2009. Total expenses were $0 and $180,000 for the three month periods ended March 31, 2009 and 2008. TEAM paid for the services partially in cash and partially as a reduction in shareholder receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing earlier in this report. All statements other than statements of historical fact included in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management's views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

LIQUIDITY, FINANCIAL CONDITION AND GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. We commenced limited operations in February 2007 and began full business operations in May 2007. As discussed in the Notes to the Consolidated Financial Statements, on June 17, 2008 the shareholders of TEAM exchanged all of the outstanding common shares of TEAM for 25 million common shares of Suncross Exploration Corporation ("SUNCROSS"), which resulted in the TEAM shareholders having control of Suncross. At the time of the merger, Suncross changed its name to Team Nation Holdings Corp. The financial statements prior to that date are those of HOLDING.

At March 31, 2009 we had negative working capital of $4,414,877and incurred net losses of $147,386 during the three month period ended March 31, 2009 and $1,569,570 for the year then ended. Our operations do not currently provide sufficient cash flow to meet our obligations. We believe that our operations during 2009 will provide positive cash flow and that we will be able to restructure or meet our obligations as they become due. However our company is highly leveraged and we have approximately $3.4 million in debt which is in default, so there can be no assurance that revenues from operations and/or common stock sales will be sufficient to fund our current business plan.

During the year ended December 31, 2008, we sold 597,643 shares of its restricted common stock for $543,476 in cash and collected $20,568 on its stock subscriptions receivable.

The ability of the Company to continue as a going concern during the next year depends on the Company's success in executing these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of Three Month Period Ended march 31, 2009 to the Three Month Period Ended March 31, 2008 Revenues

Our revenue during the three month period in 2009 totaled $592,320 compared to $60,000 during the same period in the prior year. Our 2009 revenue included management fees of $30,000 from a title company with whom we severed relations in 2009. The balance of our management fee revenue was generated through a contract with a title company owned by our officers and directors.

Costs and expenses

Selling, general and administrative expense amounted to $361,112 in the three month period in 2009 as compared to $63,229 in the prior period. The increase is primarily from operating two management contracts for the full three month period in 2009 as compared to limited operations in the same period in 2008.

Title plant activities commenced after March 31, 2008.

Bad debt expense amounted to $41,000 in 2009 as a result of an allowance recorded for a portion of one of the Company's management contracts.

Interest expense decreased from $83,531in the 2008 three month period to $74,350 in the same period in 2009, primarily as a result decreased debt level.

Interest income increased as a result of our restricted cash balances for the entire three month period in 2009 compared to a short period in the prior year.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Business Issuer, we are not required to include this Item.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, who also acts as our Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

We made no changes in our internal control over financial reporting during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of all of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

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

     Part of our continued growth strategy is to pursue additional opportunities to diversify and expand our operations by acquiring other companies. The success of each acquisition will depend upon our ability:

     o to integrate the acquired businesses' operations, products and personnel to achieve synergies and economies of scale;

     o    to retain key personnel of the acquired businesses;

     o    to maintain the customers and goodwill of the acquired businesses;

     o manage any unexpected costs or unforeseen liabilities associated with the acquired businesses; and

     o to expand our financial and management controls and reporting systems and procedures.

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

     State authorities regulate our insurance agency in the state in which it does business. These regulations generally are intended for the protection of policyholders rather than stockholders. The nature and extent of these regulations vary from jurisdiction to jurisdiction, but typically involve:

     o    approval of premium rates for insurance;

     o standards of solvency and minimum amounts of statutory capital surplus that must be maintained;

     o    limitations on types and amounts of investments;

     o establishing reserves, including statutory premium reserves, for losses and loss adjustment expenses;

     o regulation of dividend payments and other transactions between affiliates;

     o prior approval of the acquisition and control of an insurance company or of any company controlling an insurance company;

     o    licensing of insurers and agents;

     o    regulation of reinsurance;

     o restrictions on the size of risks that may be insured by a single company;

     o    regulation of underwriting and marketing practices;

     o    deposits of securities for the benefit of policyholders;

     o    approval of policy forms;

     o    methods of accounting; and

     o filing of annual and other reports with respect to financial condition and other matters.

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

     If you purchase shares of common stock, you might not be able to resell those shares at or above the price you have paid. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

     o actual or anticipated fluctuations in our annual and quarterly results of operations;

     o    changes in securities analysts' expectations;

     o variations in our operating results, which could cause us to fail to meet analysts' or investors' expectations;

     o announcements by our competitors or us of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     o    conditions and trends in the title insurance and real estate business;

     o    general market, economic, industry and political conditions;

     o    changes in market values of comparable companies;

     o    additions or departures of key personnel;

     o stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

     o future sales of equity or debt securities, including sales which dilute existing investors.

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

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

A.   Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

EXHIBIT       DESCRIPTION
NO.

3.1            Articles of Incorporation (1)
3.2            Amended and Restated Articles of Incorporation (2)
3.3            Amendment to Articles of Incorporation (3)
10.1 Agreement and Plan of Reorganization dated June 17, 2008, between Registrant and Team Nation Holdings Corporation; (5)
10.2 Management Agreement dated October 24, 2007, between Team and First Southwestern Title Company of California; (5)
10.3           Operating Agreement dated May 20, 2008, between Team and A.B.S.
               16, LLC regarding Team Nations Investment Group, LLC; (5)
10.4           Management Agreement dated January 2, 2008, between Team and
               CCTC; (5)
14.1           Code of Ethics (3)
16.1 Letter from Malone & Bailey, PC dated June 26, 2008, to the Securities and Exchange Commission (6)
16.2 Letter from Moore & Associates dated April 21, 2009 to the Securities and Exchange Commission (7)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1) Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on July 16, 2007, an incorporated herein by reference.
(2) Filed as an exhibit to our Form 10-QSB, filed with the Commission on August 14, 2007, and incorporated herein by reference.
(3) Filed as an exhibit to our Form 10-K, filed with the Commission on May 5, 2009, and incorporated herein by reference.
(4) Filed as an exhibit to our Form 8-K, filed with the Commission on March 14, 2008, and incorporated herein by reference.
(5) Incorporated by reference from the exhibits to Registrant's Form 8-K filed with the Commission on June 20, 2008.
(6) Incorporated by reference from the exhibit to Registrant's Form 8-K filed with the Commission on June 26, 2008
(7) Incorporated by reference from the exhibit to Registrant's Form 8-K filed with the Commission on April 28, 2009

* Filed herewith.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Team Nation Holdings Corporation

                          By:    /s/ Dennis R. Duffy
                                 -------------------
                                 Dennis R. Duffy, President/CEO
                                 May 20, 2009

                          By:    /s/ Daniel J. Duffy
                                 -------------------
                                 Daniel J. Duffy, Principal Financial Officer
                                 May 20, 2009