Form 10-Q
period 2009-06-30
Team Nation Holdings CORP
filed 2009-08-19
CIK 1390891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 333-144597

TEAM NATION HOLDINGS CORPORATION
(Exact name of registrant as specified in charter)

Nevada	98-0441861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4667 MacArthur Boulevard, Suite 150, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 949 885 9892

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

As of August 19, 2009, there were 48,450,999 shares of the registrant’s common stock, $.0001 par value, outstanding.

Team Nation Holdings Corporation
FORM 10-Q
For the Quarterly Period Ended June 30, 2009

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of December 31, 2008 and June 30, 2009	2

	Statements of Operations for the three months ended June 30, 2009 and 2008	3

	Statements of Cash Flows for the three months ended June 30, 2009 and 2008	4-5

	Notes to Financial Statements	6-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

Team Nation Holdings Corporation
Consolidated Financial Statements
(Unaudited)

As of June 30, 2009 and December 31, 2008 and
For the Three and Six Month Periods Ended June 30, 2009 and 2008

Unaudited Consolidated Financial Statements of Team Nation Holdings Corporation:

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (unaudited)	2

Consolidated Statements of Operations for the Three and Six Month Periods ended June 30, 2009 and 2008 (unaudited)	3

Consolidated Statements of Cash Flows for the Six Month Periods ended June 30, 2009 and 2008 (unaudited)	4-5

Notes to the Unaudited Consolidated Financial Statements	6-19

Team Nation Holdings Corporation
Consolidated Balance Sheets

As of June 30, 2009 and December 31, 2008

ASSETS

	June 30,	December 31,
	2009	2008

Current assets:
Cash and cash equivalents	$67	$4,296
Restricted cash	105,308	104,072
Accounts receivable - trade, net of allowance for doubtful accounts of $460,800 and $400,800 as of June 30, 2009 and December 31, 2008, respectively	—	11,040
Other receivables, net of uncollectible accounts of $218,700 and $187,500 at June 30, 2009 and December 31, 2008, respectively	—	—
Prepaid expenses	51,410	—
Current assets of discontinued operations	36,484	87,000

Total current assets	193,269	206,408
Notes receivable - related party	2,246,664	2,215,467
Leasehold improvements, net of accumulated depreciation of $78 and $0	1,289	—
Title plant	710,000	710,000
Deposits	27,030	500
Long term assets of discontinued operations	13,859	14,596

Total assets	$3,192,111	$3,146,971

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current liabilities:
Notes payable in default	$3,381,292	$3,381,292
Accounts payable - trade	257,329	396,408
Related party payable	874,907	332,177
Accrued liabilities	292,332	126,580
Notes payable - related party, current portion	—	13,958
Current liabilities of discontinued operations	138,163	188,825

Total current liabilities	4,944,023	4,439,240
Long term liabilities of discontinued operations	17,300	17,300

Total liabilities	4,961,323	4,456,540

Commitments and contingencies
Shareholder’s deficit:
Preferred stock ($0.001 stated value, 50,000,000 shares authorized and zero outstanding)	—	—
Common stock ($0.001 stated value, 1,000,000,000 shares authorized, 47,191,894 and 47,191,894 shares issued and outstanding)	47,192	47,192
Additional paid-in capital	1,138,946	1,138,946
Stock subscription receivable	(150,002)	(163,084)
Accumulated deficit	(2,805,348)	(2,332,623)

Total shareholder’s deficit	(1,769,212)	(1,309,569)

Total liabilities and shareholder’s deficit	$3,192,111	$3,146,971

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Consolidated Statements of Operations
For the Three and Six Month Periods Ended June 30, 2009 and 2008

	For the Three Month Period Ended June 30, 2009	For the Three Month Period Ended June 30, 2008	For the Six Month Period Ended June 30, 2009	For the Six Month Period Ended June 30, 2008

Management fees	$30,000	$30,000	$60,000	$90,000
Management fees - related party	552,660	165,445	1,114,980	225,445

Total revenue	582,660	195,445	1,174,980	315,445
Operating expenses:
Title plant fees	222,759	—	497,587	—
Selling and general and administrative	571,203	221,320	932,315	284,549
Bad debt expense	50,200	—	91,200	—

Total operating expenses	844,162	221,320	1,521,102	284,549

Loss from continuing operations	(261,502)	(25,875)	(346,122)	30,896
Other income (expenses):
Interest income	16,931	1,048	32,433	2,034
Interest expense	(76,896)	(67,352)	(151,246)	(150,883)

Loss from continuing operations before provision for income taxes	(321,467)	(92,179)	(464,935)	(117,953)
Provision for income taxes	—	—	—	—

Net loss from continuing operations	(321,467)	(92,179)	(464,935)	(117,953)

Loss from discontinued operations	(3,872)	(33,631)	(7,790)	(54,062)

Net loss	$(325,339)	$(125,810)	$(472,725)	$(172,015)

Loss per share - basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average shares outstanding	47,191,894	25,000,000	47,191,894	25,000,000

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30, 2009 and 2008

	For the Six Month Period Ended June 30, 2009	For the Six Month Period Ended June 30, 2008

Cash flows from operating activities:
Net loss	$(472,725)	$(172,015)
Loss from discontinued operations	(7,790)	(54,062)

Loss from continuing operations	(464,935)	(117,953)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Reserve for doubtful accounts receivable	60,000	—
Depreciation	78	—
Decrease (increase) in assets:
Accounts receivable	(48,960)	(164,490)
Prepaid expenses	(51,410)	—
Due from related party	(31,197)	204,832
Deposit	(26,530)	—
Increase (decrease) in liabilities:
Accounts payable	(139,079)	14,196
Accrued liabilities	165,752	15,559
Related party payable	542,730	—

Cash used in operating activities - continuing operations	(1,341)	(101,918)
Cash used in operating activities - discontinued operations	(146)	31,400

Cash used in operating activities	(1,487)	(70,518)

Cash flows used in investing activities:
Officer advances (pre-reverse merger)	—	354
Officer notes receivable (pre-reverse merger)	—	(62,662)
Leasehold improvements	(1,367)	—

Cash used in investing activities - continuing operations	(1,367)	(62,308)
Cash used in investing activities - discontinued operations	737	—

Cash used in investing activities	(630)	(62,308)

Cash flows used in financing activities:
Restricted cash	(1,236)	(1,982)
Sale of common stock	13,082	500,245
Repayment of related party payable	(13,958)	(70,922)
Bank debt payments	—	(187,036)

Cash used in financing activities - continuing operations	(2,112)	240,305
Cash used in financing activities - discontinued operations	—	(4,022)

Cash used in financing activities	(2,112)	236,283

Net increase (decrease) in cash	(4,229)	103,457
Cash and cash equivalents at beginning of period	4,296	4,584

Cash and cash equivalents at end of period	$67	$108,041

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30, 2009 and 2008

Supplemental Disclosure of Cash Flow Information

	For the Six Month Period Ended June 30, 2009	For the Six Month Period Ended June 30, 2008

Cash paid during the fiscal years for:
Interest	$373	$66,384
Income taxes	$—	$—

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008 and
For the Three and Six Month Periods Ended June 30, 2009 and 2008

1.	Description of Business

The consolidated unaudited financial statements include the accounts of TEAM Nation Holding Corporation (“TEAM”) (formerly Real Estate Services Holding, Inc.), a Neveda Corporation and its two wholly owned subsidiaries, Escrow Nation, Inc. (“ESCROW”) and Mortgage Nation, Inc. (“MORTGAGE”) (collectively the “Company”). The operations of both subsidiaries have been discontinued. All significant intercompany balances and transactions have been eliminated.

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

Restricted cash

Team maintains a certificate of deposit with a bank in the amount of $105,308 and $104,072 at June 30, 2009 and December 31, 2008, respectively, which is collateral on a line-of-credit note with its bank.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008 and
For the Three and Six Month Periods Ended June 30, 2009 and 2008

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

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008 and
For the Three and Six Month Periods Ended June 30, 2009 and 2008

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

Reclassification

Certain reclassifications have been made to the December 31, 2008 balance sheet and June 30, 2008 statement of operations to conform to the June 30, 2009 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings

New Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008 and
For the Three and Six Month Periods Ended June 30, 2009 and 2008

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of 2009, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement is not expected to have any impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140, which amends the derecognition guidance in SFAS No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. This statement is not expected to have any impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual periods ending after June 15, 2009 and we adopted it on April 1, 2009. The required disclosures are included in Note - Subsequent Events.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires the fair value disclosures required by FAS 107 regarding the fair value of financial instruments to be included in interim financial statements. This FSP is effective for interim periods ending after June 15, 2009, and requires additional disclosure from that required currently.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008 and
For the Three and Six Month Periods Ended June 30, 2009 and 2008

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

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008 and
For the Three and Six Month Periods Ended June 30, 2009 and 2008

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

In May 2007 we formed two subsidiaries: Escrow Nation, Inc. (“Escrow”) and Mortgage Nation, Inc. (“Mortgage”). Escrow was licensed to transact escrow business by the California Department of Corporations and Mortgage was licensed to provide mortgage broker services. In December 2007, we decided to discontinue the operations of both Escrow and Mortgage as a result of the significant downturn in the California housing market. We recognized losses of $3,872, $33,631, $7,790 and $54,062 from the discontinued operations for the three and six month periods ended June 30, 2009 and 2008, respectively. They are classified as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-lived Assets as of June 30, 2009 and December 31, 2008.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” in the accompanying Balance Sheets.

	As of June 30, 2009
	ESCROW	MORTGAGE	Total

Current assets:
Cash	—	—	—
Sublease receivable	$36,484	—	$36,484

Total current assets	36,484	—	36,484

Long term assets
Furniture	—	859	859
Sublease receivable	—	—	—
Deposits	13,000	—	13,000

Total long term assets	13,000	859	13,859

Total assets of discontinued operations	$49,484	$859	$50,343

Current liabilities
Accounts payable	$86,596	$685	$87,281
Shutdown expenses	50,882	—	50,882

Total current liabilities	137,478	685	138,163

Long term liabilities
Related party notes payable	—	17,300	17,300
Note payable	—	—	—
Shutdown expenses	—	—	—

Total long term liabilities	—	17,300	17,300

Total liabilities of discontinued operations	$137,478	$17,985	$155,463

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008 and
For the Three and Six Month Periods Ended June 30, 2009 and 2008

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

The accompanying tables illustrate the reporting of the discontinued operations on the face of the Statements of Operations for the three month and six month periods ended June 30, 2009 and 2008:

	For the Three Month Period Ended June 30, 2009
	ESCROW	MORTGAGE	Total

Revenues	$—	$—	$—
Costs and expenses:
Selling, general and administrative	—	368	368
Shutdown expense	3,395	—	3,395
Interest expense	109	—	109

Loss from discontinued operations	$(3,504)	$(368)	$(3,872)

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008 and
For the Three and Six Month Periods Ended June 30, 2009 and 2008

	For the Three Month Period Ended June 30, 2008
	ESCROW	MORTGAGE	Total

Revenues	$—	$—	$—
Costs and expenses:
Selling, general and administrative	12,549	368	12,917
Shutdown expense	20,058	—	20,058
Interest expense	285	—	285

Loss from discontinued operations	$(32,892)	$(368)	$(33,260)

	For the Six Month Period Ended June 30, 2009
	ESCROW	MORTGAGE	Total

Revenues	$—	$—	$—
Costs and expenses:
Selling, general and administrative	—	736	736
Shutdown expense	6,790	—	6,790
Interest expense	264	—	264

Loss from discontinued operations	$(7,054)	$(736)	$(7,790)

	For the Six Month Period Ended June 30, 2008
	ESCROW	MORTGAGE	Total

Revenues	$37,727	$—	$37,727
Costs and expenses:
Selling, general and administrative	70,303	736	71,039
Shutdown expense	20,058	—	20,058
Interest expense	692	—	692

Loss from discontinued operations	$(53,326)	$(736)	$(54,062)

4.	Bad Debt Expense

TEAM entered into a management agreement with FirstSouthwestern Title Company (“FIRST”), which is a title company with operations in Southern California, to manage all of their operations. TEAM provided management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to FIRST in exchange for monthly management fees plus a share of net profits, determined quarterly. Total management fee revenue was $30,000, $60,000, $30,000 and $90,000 in the three and six month periods ended June 30, 2009 and 2008. None of these amounts were collected, as it was going to be included in a possible acquisition of FIRST. FIRST has received notice from the Department of Insurance that they would like the company to voluntarily turn over their license to do business in California due to insufficient working capital and net worth, which ownership of FIRST has agreed to. Until this occurs, management still believes that FIRST may be acquired and recapitalized which would allow either a full or partial recovery of the receivable which is why the receivables are not being written off. The entire receivable has been reserved as of June 30, 2009. This agreement is no longer active.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008 and
For the Three and Six Month Periods Ended June 30, 2009 and 2008

5.	Title Plant

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

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including the title plant asset and goodwill, to determine whether impairment may exist. No impairments existed at June 30, 2009 or December 31, 2008.

6.	Notes Payable in Default

Notes payable in default at June 30, 2009 and December 31, 2008 consists of the following:

	As of June 30, 2009	As of December 31, 2008

Note payable to bank; unsecured; interest at prime (8.25% and 7.25% at June 30, 2009 and December 31, 2008); payable interest only through July 16, 2008, then 55 monthly payments of $47,553 with a final payment due on March 16, 2013; personally guaranteed by the shareholders; put into default in 2008 by the bank; currently in litigation, see note 8	$2,381,494	$2,381,494

Note payable to a bank; collateralized by the Company’s certificate of deposit in the amount of $100,000 and six certificates of deposit in the total amount of $400,000 owned by the Company’s shareholders; interest at prime plus 2% (10.25% and 9.25% at June 30, 2009 and December 31, 2008); interest payable monthly; was due in full on August 24, 2008 and is currently past due, currently in litigation, see note 8	999,798	999,798

Total notes payable in default	$3,381,292	$3,381,292

For the three and six month periods ended June 30, 2009 and 2008, interest expense on these notes was $76,362, $150,293, $50,604 and $112,972, respectively.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008 and
For the Three and Six Month Periods Ended June 30, 2009 and 2008

7.	Stockholder’s Equity

Preferred stock

The Company has 50,000,000 shares of its $0.001 par value preferred stock authorized and has no shares issued and outstanding at June 30, 2009 and December 31, 2008.

Common stock

On May 14, 2008, the number of authorized common shares was increased from 100,000,000 to 300,000,000. On November 21, 2008, the number of authorized common shares was increased from 300,000,000 to 1,000,000,000.

In June 2008, TEAM issued 20,906,633 shares of its common stock in the reverse merger.

In the third and fourth quarters of 2008, the Company sold 1,434,327 shares of its common stock for $1,106,907 in cash. Subscriptions receivable were $163,084 at December 31, 2008. The Company collected $6,078 and $13,082 of the subscription receivable during the three month and six month periods ended June 30, 2009. The subscription receivable balance was $150,002 at June 30, 2009.

In June 2008, TEAM issued 200,000 shares of its common stock for services related to the reverse merger valued at $150,000.

An officer and director paid Company expenses in the amount of $2,000 during 2008. The amounts were recorded as contributed capital.

8.	Commitments and Contingencies

Operating Leases

The Company has operating leases for certain office equipment and the facility. Future minimum lease payments are as follows:

2009 (remainder of year)	$107,465
2010	212,268
2011	5,839

Total minimum lease payments	$325,572

Rental expense was $53,578, $74,583, $29,049 and $33,108 for the three and six month periods ended June 30, 2009 and 2008, respectively.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008 and
For the Three and Six Month Periods Ended June 30, 2009 and 2008

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

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of the end of December 2007, it was determined that ESCROW and MORTGAGE would be unable to continue in the current housing market and the operations of both companies were discontinued. At June 30, 2009, the Company had negative working capital of $4,750,754, total liabilities of $4,961,323, and a stockholders’ deficit of $1,769,212. Currently scheduled debt payment requirements for 2009 exceed the amount that can be expected to be generated from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company expects to meet its working capital requirements through debt and private placements of equity. In addition, the Company has entered into management contracts with a title company owned by four affiliates of the Company’s officers and directors, from which the Company expects to have positive cash flow.

9.	Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the six month periods ended June 30, 2009 and 2008:

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008 and
For the Three and Six Month Periods Ended June 30, 2009 and 2008

	For the Three Month Period Ended June 30, 2009	For the Three Month Period Ended June 30, 2008	For the Six Month Period Ended June 30, 2009	For the Six Month Period Ended June 30, 2008

Numerator:
Net loss	$(325,339)	$(125,810)	(472,725)	(172,015)
Denominator:
Denominator for basic and diluted net loss per share-weighted average number of common shares outstanding	47,191,894	25,000,000	47,191,894	25,000,000

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The Company does not have any stock options or warrants outstanding.

10.	Related Party Transactions

Due from affiliates

The Company had advanced $104,060 to CCTC at December 31, 2007. This amount was repaid in 2008.

Notes receivable – related party

The Company has notes receivable from four affiliates of its four officers and directors in the total amount of $2,246,664 at June 30, 2009, which was used by the officers and directors to fund the purchase of CCTC. The principal of the loans included a total of $2,600,000 which was paid in cash ($1,000,000 to the former shareholder of CCTC and the balance used for CCTC working capital). The notes receivable from the four officers and directors consist of four notes in the original amount of $650,000 each which are non-interest bearing until May 31, 2008; and interest only is payable at the rate of 5% per annum until the notes receivable are due in full on May 1, 2014. A portion of the balance of the notes receivable was relieved during the year ended December 31, 2008 with shares of TEAM common stock. 364,548 common shares, valued at $1.00 per share for a total of $364,548 were returned to the company and retired to satisfy a portion of the outstanding notes receivable. The notes receivable balance increased during 2008 when TEAM made payments on a note payable on behalf of the four stockholders and directors to the former owner of CCTC. The total of the payments was $167,494. Also in 2008, the notes receivable balance was relieved with the satisfaction of accrued management fees of the four officers and directors in the amount of $276,750. In the six months ended June 30, 2009, the balance increased by $31,197 due to accrued interest on the notes receivable.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008 and
For the Three and Six Month Periods Ended June 30, 2009 and 2008

Shares used to repay notes receivable

In June 2008, 364,548 shares were returned to the company to partially satisfy outstanding notes receivable. The shares were valued at $1.00 per share and have been retired.

Related party payables

The Company owed its affiliate, CCTC, amounts at both June 30, 2009 and December 31, 2008. In 2008, CCTC provided working capital for TEAM, increasing the related party payable and TEAM performed services for CCTC, which reduced the related party payable. The ending related party payable balance at December 31, 2008 was $332,177. In the first six months of 2009, CCTC advanced $542,730 to the Company and the balance owed to CCTC increased to $874,907 as of June 30, 2009.

Notes payable – related party

TEAM had one note outstanding as of December 31, 2008 to an affiliate owned by a shareholder in the amount of $13,958. The note was due on demand and did not bear interest. It was satisfied in April 2009.

Purchase of Orange County, California title plant

As discussed in Note 5, the Company’s acquisition of the title plant for Orange County from CCTC included a note payable in the amount of $510,000. This amount was fully satisfied in 2008.

Management agreements

Management fee revenues

TEAM entered into management agreements with CCTC, which is a Southern California title company operated by TEAM’s officers and directors, to manage all of their operations. TEAM provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to both companies in exchange for monthly management fees plus a share of net profits, determined quarterly. Management fee revenue from CCTC was $552,660, $1,114,980, $76,945 and $76,945 for the three and six month periods ended June 30, 2009 and 2008 and is shown as related party management fees in the statement of operations. This agreement was amended as of January 1, 2009 to change the monthly fee from $100,000 per month to $40,000 per month plus $60 per open title order.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008 and
For the Three and Six Month Periods Ended June 30, 2009 and 2008

Management fee expenses

TEAM entered into a management agreement in 2007 with affiliates of the four officers and directors by which they would actively manage operations, human resources, accounting services, sales, and marketing efforts for the TEAM. Each of the four agreements calls for a $15,000 monthly fee. These agreements were cancelled on January 1, 2009. Total expenses were $42,750 and $42,750 for the three and six month periods ended June 30, 2008. TEAM paid for the services partially in cash and partially as a reduction in shareholder receivables.

Subleases

TEAM entered into subleases with CCTC, which is a Southern California title company operated by TEAM’s officers and directors. TEAM leases office space from CCTC in Pasadena, CA and CCTC leases space from TEAM in Newport Beach, CA. TEAM pays CCTC 50% of its lease expense for the Pasadena office which amounts to $8,998 per month. CCTC pays TEAM 80% of its lease expense for the Newport Beach office which amounts to $7,075 per month. These transactions are booked through affiliate receivable/payable accounts.

TEAM sublease expense to CCTC
2009 (remainder of year)	$53,985
2010	$107,970

Total minimum lease payments	$161,955

TEAM sublease revenue from CCTC
2009 (remainder of year)	42,448
2010	87,652
2011	91,135
2012	19,138

Total minimum sublease revenue	$240,373

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At June 30, 2009, the Company had negative working capital of $4,750,754, total liabilities of $4,961,323, and a stockholders’ deficit of $1,769,212. Our operations do not currently provide sufficient cash flow to meet our obligations. We believe that our operations during 2009 will provide positive cash flow and that we will be able to restructure or meet our obligations as they become due. However our company is highly leveraged and we have approximately $3.4 million in debt which is in default, so there can be no assurance that revenues from operations and/or common stock sales will be sufficient to fund our current business plan.

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

RESULTS OF OPERATIONS

Comparison of Six Month Period Ended June 30, 2009 to the Six Month Period Ended June 30, 2009

Revenues

Our revenue during the six month period in 2009 totaled $1,174,980 compared to $315,445 during the same period in the prior year. Our 2009 revenue included management fees of $60,000 from a title company with whom we severed relations in 2009. The balance of our management fee revenue was generated through a contract with a title company owned by our officers and directors.

Costs and expenses

Selling, general and administrative expense amounted to $932,315 in the six month period in 2009 as compared to $284,549 in the prior period.  The increase is primarily from operating two management contracts for the full six month period in 2009 as compared to limited operations in the same period in 2008.

Title plant activities commenced after March 31, 2008.

Bad debt expense amounted to $91,200 in 2009 as a result of an allowance recorded for a portion of one of the Company’s management contracts.

Interest expense increased slightly from $150,883 in the 2008 six month period to $151,246 in the same period in 2009.

Interest income increased as a result of accrued interest on notes receivable.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Business Issuer, we are not required to include this Item.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, who also acts as our Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

We made no changes in our internal control over financial reporting during the second quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of all of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

PART II – OTHER INFORMATION

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

          Part of our continued growth strategy is to pursue additional opportunities to diversify and expand our operations by acquiring other companies. The success of each acquisition will depend upon our ability:

•	to integrate the acquired businesses’ operations, products and personnel to achieve synergies and economies of scale;

•	to retain key personnel of the acquired businesses;

•	to maintain the customers and goodwill of the acquired businesses;

•	manage any unexpected costs or unforeseen liabilities associated with the acquired businesses; and

•	to expand our financial and management controls and reporting systems and procedures.

22

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

          If you purchase shares of common stock, you might not be able to resell those shares at or above the price you have paid. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our annual and quarterly results of operations;

•	changes in securities analysts’ expectations;

•	variations in our operating results, which could cause us to fail to meet analysts’ or investors’ expectations;

•	announcements by our competitors or us of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	conditions and trends in the title insurance and real estate business;

•	general market, economic, industry and political conditions;

•	changes in market values of comparable companies;

•	additions or departures of key personnel;

•	stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

•	future sales of equity or debt securities, including sales which dilute existing investors.

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

ITEM 5. OTHER INFORMATION

On July 28, 2009, the Pennsylvania Securities Commission issued an order to rescind its Summary Order to Cease and Desist dated April 23, 2009 as to Team Nation Holdings Corporation. The order had been issued in connection with unauthorized solicitation to buy Team Nation Holdings Corporation common stock in Pennsylvania by respondents Atlantic Capital Holdings, Inc., and Robert Stein.

Team Nation Holdings Corporation cooperated with the Pennsylvania Securities Commission for a prompt resolution of this matter. Team Nation Holdings Corporation and its affiliates have no prior or existing relationship with Atlantic Capital Holdings, Inc., or Mr. Stein and have demanded they immediately comply with the Order including but not limited to ceasing to make any representations regarding Team Nation Holdings, its business or the market for its common stock.

Team Nation Holdings Corporation has a policy of best practices compliance with all relevant law and regulations affecting its business and shareholders and does not engage in cold calling or internet stock promotion. Our public information is provided through Securities and Exchange Commission filings and press releases and no third party has been engaged to disseminate such information on our behalf.

The Pennsylvania Securities Commission Rescission Order as to Team Nation Holdings Corporation is attached as exhibits to this Report.

ITEM 6. EXHIBITS

A. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation (1)

3.2	Amended and Restated Articles of Incorporation (2)

3.3	Amendment to Articles of Incorporation (3)

10.1	Agreement and Plan of Reorganization dated June 17, 2008, between Registrant and Team Nation Holdings Corporation; (5)

10.2	Management Agreement dated October 24, 2007, between Team and First Southwestern Title Company of California; (5)

10.3	Operating Agreement dated May 20, 2008, between Team and A.B.S. 16, LLC regarding Team Nations Investment Group, LLC; (5)

10.4	Management Agreement dated January 2, 2008, between Team and CCTC; (5)

14.1	Code of Ethics (3)

16.1	Letter from Malone & Bailey, PC dated June 26, 2008, to the Securities and Exchange Commission (6)

16.2	Letter from Moore & Associates dated April 21, 2009 to the Securities and Exchange Commission (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Pennsylvania Securities Commission Order to Rescind Summary Order to Cease and Desist dated July 28, 2009*

(1)	Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on July 16, 2007, an incorporated herein by reference.

(2)	Filed as an exhibit to our Form 10-QSB, filed with the Commission on August 14, 2007, and incorporated herein by reference.

(3)	Filed as an exhibit to our Form 10-K, filed with the Commission on May 5, 2009, and incorporated herein by reference.

(4)	Filed as an exhibit to our Form 8-K, filed with the Commission on March 14, 2008, and incorporated herein by reference.

(5)	Incorporated by reference from the exhibits to Registrant’s Form 8-K filed with the Commission on June 20, 2008.

(6)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on June 26, 2008

(7)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on April 28, 2009

* Filed herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Team Nation Holdings Corporation

By:	/s/ Dennis R. Duffy

Dennis R. Duffy, President/CEO
August 19, 2009

By:	/s/ Daniel J. Duffy

Daniel J. Duffy, Principal Financial Officer
August 19, 2009