Form 10-Q
period 2009-09-30
Team Nation Holdings CORP
filed 2009-11-12
CIK 1390891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2009, there were 60,560,337 shares of the registrant’s common stock, $.0001 par value, outstanding.

Team Nation Holdings Corporation
FORM 10-Q
For the Quarterly Period Ended September 30, 2009

Item 1. Financial Statements

Team Nation Holdings Corporation
Consolidated Balance Sheets

As of September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$4,657	$4,296
Accounts receivable - trade, net of allowance for doubtful accounts of $209,408 and $400,800	—	11,040
Other receivables, net of uncollectible accounts of $248,053 and $187,500	—	—
Current assets of discontinued operations	11,226	87,000

Total current assets	15,883	102,336
Notes receivable - related party, including accrued interest of $47,091 and $0	2,262,557	2,215,467
Leasehold improvements, net of accumulated depreciation of $195 and $0	1,172	—
Software under development, not placed in service	92,441	—
Title plant	710,000	710,000
Deposits	27,030	500
Restricted cash	105,931	104,072
Long term assets of discontinued operations	13,491	14,596

Total assets	$3,228,505	$3,146,971

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Notes payable in default, including accrued interest of $328,895 and $18,242	$3,286,907	$3,399,534
Accounts payable - trade	220,709	396,408
Related party payable	1,187,622	332,177
Accrued liabilities	56,129	108,338
Notes payable - related party, current portion	—	13,958
Current liabilities of discontinued operations	99,085	188,825

Total current liabilities	4,850,452	4,439,240
Long term liabilities of discontinued operations	17,300	17,300

Total liabilities	4,867,752	4,456,540

Commitments and contingencies Shareholder’s deficit:
Preferred stock ($0.001 stated value, 50,000,000 shares authorized and zero outstanding)	—	—
Common stock ($0.001 stated value, 1,000,000,000 shares authorized, 62,829,357 and 47,191,894 shares issued and outstanding)	62,829	47,192
Additional paid-in capital	1,397,135	1,138,946
Stock subscription receivable	—	(163,084)
Accumulated deficit	(3,099,211)	(2,332,623)

Total shareholder’s deficit	(1,639,247)	(1,309,569)

Total liabilities and shareholder’s deficit	$3,228,505	$3,146,971

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Consolidated Statements of Operations
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

	For the Three Month Period Ended September 30, 2009	For the Three Month Period Ended September 30, 2008	For the Nine Month Period Ended September 30, 2009	For the Nine Month Period Ended September 30, 2008

Management fees	$201,279	$192,720	$261,279	$282,720
Management fees - related party	413,640	300,000	1,528,620	525,445

Total revenue	614,919	492,720	1,789,899	808,165

Operating expenses:
Salaries and wages	335,924	150,304	952,521	239,317
Professional Fees	117,802	53,216	288,558	79,807
Management fees	151,200	222,750	151,200	265,500
Title plant fees	190,755	61,020	688,342	61,020
Selling and general and administrative	76,692	198,008	221,655	324,203
Unreimbursed expenses	29,354	—	60,553	—
Bad debt expense	(60,000)	160,460	—	160,460

Total operating expenses	841,727	845,758	2,362,829	1,130,307

Loss from continuing operations	(226,808)	(353,038)	(572,930)	(322,142)
Other income (expenses):
Interest income	16,516	44,446	48,949	46,480
Interest expense	(78,945)	(71,320)	(230,191)	(222,203)

Loss from continuing operations before provision for income taxes	(289,237)	(379,912)	(754,172)	(497,865)
Provision for income taxes	800	—	800	—

Net loss from continuing operations	(290,037)	(379,912)	(754,972)	(497,865)

Loss from discontinued operations	(3,827)	(9,644)	(11,617)	(63,706)

Net loss	$(293,864)	$(389,556)	$(766,589)	$(561,571)

Loss per share - basic and diluted:
Continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Discontinued operations	0.00	0.00	0.00	0.00

Net loss	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding	53,210,924	46,769,910	49,207,087	33,327,510

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2009 and 2008

	For the Nine Month Period Ended September 30, 2009	For the Nine Month Period Ended September 30, 2008

Cash flows from operating activities:
Net loss	$(766,589)	$(561,571)
Loss from discontinued operations	(11,617)	(63,706)

Loss from continuing operations	(754,972)	(497,865)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Reserve for doubtful accounts receivable	(251,945)	160,460
Depreciation	195	—
Decrease (increase) in assets:
Accounts receivable	262,985	(425,360)
Due from related party	(47,090)	—
Deposit	(26,530)	—
Increase (decrease) in liabilities:
Accounts payable	(175,699)	183,899
Accrued liabilities	258,445	40,164
Related party payable	855,445	(198,111)

Cash from (used in) operating activities - continuing operations	109,217	(800,519)
Cash from (used in) operating activities - discontinued operations	(13,966)	31,609

Cash from (used in) operating activities	95,251	(768,910)

Cash flows used in investing activities:
Officer advances (pre-reverse merger)	—	465
Officer notes receivable (pre-reverse merger)	—	(137,872)
Software under development	(92,441)	—
Leasehold improvements	(1,367)	—

Cash used in investing activities - continuing operations	(93,808)	(137,407)
Cash from investing activities - discontinued operations	1,105	—

Cash used in investing activities	(92,703)	(137,407)

Cash flows from (used in) financing activities:
Restricted cash	(1,860)	(2,988)
Sale of common stock	13,630	1,062,289
Officer contribution of capital	—	2,000
Payment on title plant	—	114,948
Repayment of related party payable	(13,958)	—
Bank debt payments	—	(265,858)

Cash from (used in) financing activities - continuing operations	(2,188)	910,391
Cash used in financing activities - discontinued operations	—	(6,096)

Cash from (used in) financing activities	(2,188)	904,295

Net increase (decrease) in cash	361	(2,022)
Cash and cash equivalents at beginning of period	4,296	4,584

Cash and cash equivalents at end of period	$4,657	$2,562

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2009 and 2008

Supplemental Disclosure of Cash Flow Information
	For the Nine Month Period Ended September 30, 2009	For the Nine Month Period Ended September 30, 2008

Cash paid during the fiscal years for:
Interest	$1,014	$172,527
Income taxes	$800	$—

Non-Cash Investing and Financing Acitivities

Issuance of shares to meet subscription pricing terms:
Common stock	$1,694	$—
Additional paid in capital	$(1,694)	$—
Shares issued to satisfy debt:
Common stock	$14,109	$—
Additional paid in capital	$409,171	$—
Notes payable in default	$(423,280)	$—
Retirement of shares to partially satisfy related party notes receivable
Common stock	$—	$(365)
Additional paid in capital	$—	$(364,183)
Notes receivable - related party	$—	$364,548

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008 and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

1.	Description of Business

The consolidated unaudited financial statements include the accounts of TEAM Nation Holding Corporation (“TEAM”) (formerly Real Estate Services Holding, Inc.), a Nevada corporation, and its two wholly owned subsidiaries, Escrow Nation, Inc. (“ESCROW”) and Mortgage Nation, Inc. (“MORTGAGE”) (collectively the “Company”). The operations of both subsidiaries have been discontinued. All significant intercompany balances and transactions have been eliminated.

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

Basis of Presentation

The consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. Operating results for the three month and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008 and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

2.	Significant Accounting Policies

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” also issued as Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105-10) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s consolidated financial statements. The Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement is not expected to have any impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (ASC 860), which amends the derecognition guidance in SFAS No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. This statement is not expected to have any impact on our financial position or results of operations.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008 and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855-10). This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual periods ending after June 15, 2009 and we adopted it on April 1, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825-10-65-1). ASC 825-10-65-1 requires the fair value disclosures required by FAS 107 regarding the fair value of financial instruments to be included in interim financial statements. This standard is effective for interim periods ending after June 15, 2009, and did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820-10). ASC 820-10 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. ASC 820-10 is effective for interim and annual periods ending after June 15, 2009. ASC 820-10 must be applied prospectively. The adoption of ASC 820-10 had no material impact on the Company’s consolidated financial statements.

Cash and cash equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. At times cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

Restricted cash

Team maintains a certificate of deposit with a bank in the amount of $105,931 and $104,072 at September 30, 2009 and December 31, 2008, respectively, which is collateral on a line of credit note with a financial institution.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008 and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

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

Fair value of financial instruments

In accordance with the requirements of FASB Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments (ASC 825), the Company has determined the estimated fair value of its financial instruments using available market information and appropriate valuation methodologies. The Company’s financial instruments consist of accounts receivable-trade accounts payable-trade, accrued expenses and short-term borrowings. This is due to their short-term before maturity or the current rates at which the Company could borrow funds with similar remaining maturities.

The Company’s financial instruments consist of accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008 and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

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

Intangible costs

The Company accounts for intangible assets in accordance with SFAS 142 “Goodwill and other Intangible Assets” (ASC 350). ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. ASC 350 also requires that intangible assets with definite useful lives be amortized over that period to their estimated residual value, and be reviewed for impairment.

Reclassification

Certain reclassifications have been made to the December 31, 2008 balance sheet and June 30, 2008 statement of operations to conform to the September 30, 2009 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.	Discontinued Operations

In May 2007 we formed two subsidiaries: Escrow Nation, Inc. (“Escrow”) and Mortgage Nation, Inc. (“Mortgage”). Escrow was licensed to transact escrow business by the California Department of Corporations and Mortgage was licensed to provide mortgage broker services. In December 2007, we decided to discontinue the operations of both Escrow and Mortgage as a result of the significant downturn in the California housing market. We recognized losses of $3,827, $9,644, $11,617 and $63,706 from the discontinued operations for the three and nine month periods ended September 30, 2009 and 2008, respectively. They are classified as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-lived Assets (ASC 360) as of September 30, 2009 and December 31, 2008.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008 and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” in the accompanying Balance Sheets.

	As of September 30, 2009
	ESCROW	MORTGAGE	Total

Current assets:
Cash	—	—	—
Sublease receivable	$11,226	—	$11,226

Total current assets	11,226	—	11,226

Long term assets
Furniture	—	$491	491
Sublease receivable	—	—	—
Deposits	13,000	—	13,000

Total long term assets	13,000	491	13,491

Total assets of discontinued operations	$24,226	$491	$24,717

Current liabilities
Accounts payable	$82,744	$685	$83,429
Shutdown expenses	15,656	—	15,656

Total current liabilities	98,400	685	99,085

Long term liabilities
Related party notes payable	—	17,300	17,300
Note payable	—	—	—
Shutdown expenses	—	—	—

Total long term liabilities	—	17,300	17,300

Total liabilities of discontinued operations	$98,400	$17,985	$116,385

	As of December 31, 2008
	ESCROW	MORTGAGE	Total

Current assets:
Sublease receivable	$87,000	$—	$87,000

Total current assets	87,000	—	87,000

Long term assets
Furniture	—	1,596	1,596
Deposits	13,000	—	13,000

Total long term assets	13,000	1,596	14,596

Total assets of discontinued operations	$100,000	$1,596	$101,596

Current liabilities
Accounts payable	$59,071	$—	$59,071
Shutdown expenses	129,754	—	129,754
Sublease receivable	—	—	—

Total current liabilities	188,825	—	188,825

Long term liabilities
Related party notes payable	—	17,300	17,300
Note payable	—	—	—
Shutdown expenses	—	—	—

Total long term liabilities	—	17,300	17,300

Total liabilities of discontinued operations	$188,825	$17,300	$206,125

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008 and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

The accompanying tables illustrate the reporting of the discontinued operations on the face of the Statements of Operations for the three month and nine month periods ended September 30, 2009 and 2008:

	For the Three Month Period Ended September 30, 2009
	ESCROW	MORTGAGE	Total

Revenues	$—	$—	$—
Costs and expenses:
Selling, general and administrative	—	369	369
Shutdown expense	3,395	—	3,395
Interest expense	63	—	63

Loss from discontinued operations	$(3,458)	$(369)	$(3,827)

	For the Three Month Period Ended September 30, 2008
	ESCROW	MORTGAGE	Total

Revenues	$—	$—	$—
Costs and expenses:
Selling, general and administrative	1,697	369	2,066
Shutdown expense	7,335	—	7,335
Interest expense	243	—	243

Loss from discontinued operations	$(9,275)	$(369)	$(9,644)

	For the Nine Month Period Ended September 30, 2009
	ESCROW	MORTGAGE	Total

Revenues	$—	$—	$—
Costs and expenses:
Selling, general and administrative	—	1,105	1,105
Shutdown expense	10,185	—	10,185
Interest expense	327	—	327

Loss from discontinued operations	$(10,512)	$(1,105)	$(11,617)

	For the Nine Month Period Ended September 30, 2008
	ESCROW	MORTGAGE	Total

Revenues	$37,727	$—	$37,727
Costs and expenses:
Selling, general and administrative	72,000	1,105	73,105
Shutdown expense	27,393	—	27,393
Interest expense	935	—	935

Loss from discontinued operations	$(62,601)	$(1,105)	$(63,706)

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008 and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

4.	Bad Debt Expense

TEAM entered into a management agreement with FirstSouthwestern Title Company (“FIRST”), which is a title company with operations in Southern California, to manage all of their operations. TEAM provided management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to FIRST in exchange for monthly management fees plus a share of net profits, determined quarterly. Total management fee revenue was $201,279, $261,279, $192,720 and $282,720 in the three and nine month periods ended September 30, 2009 and 2008. In July 2009, we collected $261,392 of the receivable from FIRST. The receivable was paid by FIRST forgiving money due to FIRST by CCTC and then CCTC in turn agreeing to reduce the payable due to CCTC from TEAM. The amounts collected exceeded current year bad debt expense and the excess was reported as management fee revenue from FIRST in the statement of operations. We had hoped to collected all receivables from FIRST in connection with a possible acquisition of FIRST. However, FIRST has received notice from the Department of Insurance that they would like the company to voluntarily turn over their license to do business in California due to insufficient working capital and net worth, which ownership of FIRST has agreed to. As such, our agreement to acquire FIRST was terminated. Management still believes that FIRST may be acquired and recapitalized which would allow either a full or partial recovery of the receivable which is why the receivables are not being written off. The entire receivable has been reserved as of September 30, 2009. The operating agreement between TEAM and FIRST is no longer active.

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

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including the title plant asset and goodwill, to determine whether impairment may exist. No impairments existed at September 30, 2009 or December 31, 2008.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008 and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

6.	Notes Payable in Default

Notes payable in default at September 30, 2009 and December 31, 2008 consists of the following:

	As of September 30, 2009	As of December 31, 2008

Note payable to bank; unsecured; interest at prime (8.25% and 7.25% at September 30, 2009 and December 31, 2008); payable interest only through July 16, 2008, then 55 monthly payments of $47,553 with a final payment due on March 16, 2013; personally guaranteed by the shareholders; put into default in 2008 by the bank; currently in litigation, see note 8	$2,381,494	$2,381,494

Note payable to a bank; collateralized by the Company’s certificate of deposit in the amount of $100,000 and six certificates of deposit in the total amount of $400,000 owned by the Company’s shareholders; interest at prime plus 2% (10.25% and 9.25% at September 30, 2009 and December 31, 2008); interest payable monthly; was due in full on August 24, 2008 and is currently past due, currently in litigation, see note 8	576,518	999,798

Notes payable in default	2,958,012	3,381,292

Accrued interest on notes payable in default	328,895	18,242

Total Notes payable in default	$3,286,907	$3,399,534

For the three and nine month periods ended September 30, 2009 and 2008, interest expense on these notes was $78,884, $229,177, $47,665 and $160,637, respectively.

7.	Stockholder’s Equity

Preferred stock

The Company has 50,000,000 shares of its $0.001 par value preferred stock authorized and has no shares issued and outstanding at September 30, 2009 and December 31, 2008.

Common stock

On May 14, 2008, the number of authorized common shares was increased from 100,000,000 to 300,000,000. On November 21, 2008, the number of authorized common shares was increased from 300,000,000 to 1,000,000,000.

In June 2008, TEAM issued 20,906,633 shares of its common stock in the reverse merger.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008 and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

Between May and December 2008, the Company sold 1,434,327 shares of its common stock for $1,106,907 in cash. Subscriptions receivable was $0 at September 30, 2009 and $163,084 at December 31, 2008.

In May 2008, TEAM issued 215,482 shares of its common stock for services valued at $165,482.

An officer and director paid Company expenses in the amount of $2,000 in May 2008. The amounts were recorded as contributed capital.

In September 2008, the Company issued 1,000,000 shares of its common stock into escrow in anticipation of a private placement during the fourth quarter of 2008. This private placement was cancelled and the shares returned for cancellation. The shares are not treated as issued or outstanding at September 30, 2009.

In June 2009, the Company issued 400,797 shares of its common stock to certain of its stock subscription subscribers to meet a pricing provision in the subscription agreement (“Free-up shares”). There was no financial impact of the issuance of these shares.

In June 2009, the Company sold 200 shares of stock for $200.

In July 2009, the Company cancelled $146,654 stock subscriptions receivable totaling 166,205 shares.

In July 2009, the Company issued 12,109,338 shares of its common stock to its four officers and directors as consideration for each of the individuals’ certificates of deposit which were taken by Professional Business Bank to partially satisfy a line of credit. The certificates of deposit in total were valued at $423,280. The outstanding balance of the line of credit became due in July 2009 and the Company defaulted. The officers and directors had guaranteed the line of credit with personal certificates of deposit. As a result, Professional Business Bank called the guarantee to reduce the outstanding balance. (see note 10).

In September 2009, the Company issued 1,293,333 shares of its common stock to a stock subscription subscriber to meet a pricing provision in the agreement. There was no financial impact of the issuance of these shares.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008 and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

8.	Commitments and Contingencies

Operating Leases

The Company has operating leases for certain office equipment and facilities. Future minimum lease payments are as follows:

2009 (remainder of year)	$53,732
2010	218,376
2011	114,759
2012	24,132
2013	—
2014 and after	—

Total minimum lease payments	$410,999

Rental expense was $32,508, $82,563, $61,500 and $93,883 for the three and nine month periods ended September 30, 2009 and 2008, respectively. See Note 10 (Related Party Transactions).

Litigation

The Company’s policy is to recognize amounts related to legal matters as a charge to operations if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS 5 (ASC 450).

On September 8, 2008, we filed suit in the Superior Court of California, Orange County, against Professional Business Bank, for, among other things, interference with business prospects and violation of our rights of privacy relative to a line of credit and loan made by Professional Business Bank to our subsidiary holding company. Professional Business Bank responded by calling both loans due and we are currently in arbitration on the matter. In October 2009, management dismissed litigation counsel after opening direct settlement discussions with the bank and the settlement negotiations are now managed by the Company. While the results of the suit and counterclaim cannot be predicted with certainty, management believes, based on the current negotiations with the bank, that the final outcome of the arbitration of claims will not have a material adverse effect on our financial position, results of operations, or liquidity.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008 and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of the end of December 2007, it was determined that ESCROW and MORTGAGE would be unable to continue in the current housing market and the operations of both companies were discontinued. At September 30, 2009, the Company had negative working capital of $4,834,569, total liabilities of $4,867,752, and a stockholders’ deficit of $1,639,247. Currently scheduled debt payment requirements for 2009 exceed the amount that can be expected to be generated from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company expects to meet its working capital requirements through debt and private placements of equity. In addition, the Company has entered into management contracts with a title company owned by four affiliates of the Company’s officers and directors, from which the Company expects to have positive cash flow.

9.	Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three and nine month periods ended September 30, 2009 and 2008:

	For the Three Month Period Ended September 30, 2009	For the Three Month Period Ended September 30, 2008	For the Nine Month Period Ended September 30, 2009	For the Nine Month Period Ended September 30, 2008

Numerator:
Net loss	$(293,864)	$(389,556)	(766,589)	(561,571)
Denominator:
Denominator for basic and diluted net loss per share-weighted average number of common shares outstanding	53,210,924	46,769,910	49,207,087	33,327,510

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The Company does not have any stock options or warrants outstanding.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008 and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

10.	Related Party Transactions

Due from affiliates

The Company had advanced $104,060 to CCTC at December 31, 2007. This amount was repaid in 2008.

Notes receivable – related party

The Company has notes receivable from four affiliates of its four officers and directors in the total amount of $2,262,557 at September 30, 2009, which were used by the officers and directors to fund the purchase of CCTC. The principal of the loans included a total of $2,600,000 which was paid in cash ($1,000,000 to the former shareholder of CCTC and the balance used for CCTC working capital). The notes receivable from the four officers and directors consist of four notes in the original amount of $650,000 each which were non-interest bearing until May 31, 2008; and interest only is payable at the rate of 5% per annum until the notes receivable are due in full on May 1, 2014. In November 2009, the notes were amended to have interest only payments begin January 1, 2011. The notes receivable balance increased as interest has accrued by $15,893, $47,091, $11,456 and $144,793 during the three and nine month periods ended September 30, 2009 and 2008, respectively. A portion of the balance of the notes receivable was relieved in November 2008 with shares of TEAM common stock. 364,548 common shares, valued at $1.00 per share for a total of $364,548 were returned to the company and retired to satisfy a portion of the outstanding notes receivable. The notes receivable balance increased during 2008 when TEAM made payments on a note payable on behalf of the four stockholders and directors to the former owner of CCTC. The total of the payments was $167,494. Also in 2008, the notes receivable balance was relieved with the satisfaction of accrued management fees of the four officers and directors in the amount of $276,750. There have been no payments on the notes receivable during 2009.

Shares used to repay notes receivable

In June 2008, 364,548 shares were returned to the company to partially satisfy outstanding notes receivable. The shares were valued at $1.00 per share and have been retired.

Related party payables

The related party payable at September 30, 2009 includes amounts owed to CCTC and entities owned by four officers and directors. The Company owed its affiliate, CCTC, amounts at both September 30, 2009 and December 31, 2008. In 2008, CCTC provided working capital for TEAM, increasing the related party payable and TEAM performed services for CCTC, which reduced the related party payable. The ending related party payable balance to CCTC at December 31, 2008 was $332,177. In the three and nine months ended September 30, 2009, CCTC advanced $131,989 and $936,110 to the Company and the payable was reduced by $261,392 in the nine month period ended September 30, 2009 to settle amounts CCTC owed FIRST. The Company owes CCTC $1,006,896 as of September 30, 2009.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008 and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

$180,726 of the related party payable at September 30, 2009 is for management fee expenses to the four officers and directors.

Notes payable – related party

TEAM had a note payable outstanding as of December 31, 2008 to an affiliate owned by a shareholder in the amount of $13,958. The note was due on demand and did not bear interest. It was satisfied in April 2009.

Purchase of Orange County, California title plant

As discussed in Note 5, the Company’s acquisition of the title plant for Orange County from CCTC included a note payable in the amount of $510,000. This amount was fully satisfied in 2008.

Shares issued - related party

As discussed in note 7, in July 2009, the Company issued 12,109,338 shares of its common stock to its four officers and directors for $423,280 in certificates of deposit which were taken by Professional Business Bank to reduce the line of credit. The outstanding balance of the line of credit became due in July 2009 and the Company defaulted. The officers and directors had guaranteed the line of credit with personal certificates of deposit. As a result, Professional Business Bank called the guarantee to reduce the debt.

Management agreements

Management fee revenues

TEAM entered into a management agreement with CCTC, which is a Southern California title company operated by TEAM’s officers and directors, to manage all of their operations. TEAM provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to both companies in exchange for monthly management fees plus a share of net profits, determined quarterly. This agreement was amended as of January 1, 2009 to change the monthly fee from $100,000 per month to $40,000 per month plus $60 per open title order. Management fee revenue from CCTC was $413,640, $1,528,620, $300,000 and $525,445 for the three and nine month periods ended September 30, 2009 and 2008 and is shown as related party management fees in the statement of operations.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008 and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008

Management fee expenses

TEAM entered into management agreements in 2007 with affiliates of the four officers and directors by which they would actively manage operations, human resources, accounting services, sales, and marketing efforts for the TEAM. Each of the four agreements called for a $15,000 monthly fee. These agreements were cancelled on January 1, 2009. The Company entered into new management agreements with two of the officers and directors as of July 1, 2009, each at a cost of $25,200 per month per agreement. Total management fee expenses were $151,200, $151,200, $42,750 and $42,750 for the three and nine month periods ended September 30, 2009 and 2008. TEAM paid for the services partially in cash and partially as a reduction in shareholder receivables. $180,726 of the related party payable at September 30, 2009 is for management fee expenses to the four officers and directors.

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

TEAM sublease expense to CCTC

2009 (remainder of year)	$26,993
2010	107,970

Total minimum lease payments	$134,963

TEAM sublease revenue from CCTC

2009 (remainder of year)	$21,224
2010	87,652
2011	91,135
2012	19,138

Total minimum sublease revenue	$219,149

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

At September 30, 2009 we had negative working capital of ($4,834,659) and incurred net losses of ($293,864) during the three month period ended September 30, 2009 and ($766,589) for the nine month period ended September 30, 2009. Our operations do not currently provide sufficient cash flow to meet our obligations. We believe that our operations during 2009 will not provide positive cash flow and that we will become cash flow positive in 2010. We believe we are able to restructure or meet our obligations as they become due during the coming months while we move toward positive cash flow. However our company is highly leveraged and we have approximately $3.287 million in debt which is in default, so there can be no assurance that revenues from operations and/or common stock sales will be sufficient to fund our current business plan.

During the year ended December 31, 2008, we sold 1,434,327 shares for $1,106,907. 166,205 shares totaling $146,654 were cancelled in July 2009. No remaining subscription receivable exists as of 9/30/09.

In September 2009 we issued 24,811,245 restricted shares to CalCounties Title Nation Company to satisfy $868,394 in liabilities owed to CalCounties by the Company as of August 31, 2009. On September 30, 2009 the company rescinded the transaction and reinstated its payable to CalCounties. CalCounties returned the issued shares, which have been returned to treasury and cancelled.

In September 2009 we issued 14,109,338 restricted shares to the four directors to compensate them for the surrender of 4 personal certificates of deposit totaling $423,280 that stood as collateral for the company’s line of credit with Professional Business Bank. We have treated the CD’s as a reduction of the Professional Business Bank debt. The issuance of the shares repays the director’s for the certificates of deposit being applied against the PBB loan balance upon entry into a definitive settlement agreement with the bank, which the company believes it will reach in the first quarter of 2010.

The ability of the Company to continue as a going concern during the next year depends on the Company’s success in executing these plans.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of Nine Month Period Ended September 30, 2008 to the Nine Month Period Ended September 30, 2009

Revenues

Our revenue during the nine month period in 2009 totaled $1,789,899 compared to $808,165 during the same period in the prior year. Our 2009 revenue included management fees of $90,000 from a title company with whom we severed relations in 2009. The balance of our management fee revenue was generated through a contract with a title company owned by our officers and directors which is our sole customer.

$130,726 of $261,392 in previously uncollected 2008 invoices from First Southwestern Title Company that were paid in July 2009 was classified as revenue. These invoices that were paid were fully reserved in the Allowance for Doubtful Accounts in 2008. Bad debt expense was $70,000 in July 2009 prior to this collection. These invoices were paid by a three party agreement whereby First Southwestern Title Company forgave money due to First Southwestern by TEAM affiliate California Counties Title Company (CCTC) and then CCTC in turn agreed to reduce the working capital due to CCTC from TEAM for the same amount of $261,392. $60,553 of unreimbursed expenses from First Southwestern Title Company are included in operating expenses.

Costs and expenses

Selling, general and administrative expense amounted to $221,655 in the nine month period in 2009 as compared to $324,203 in the prior period.  The decrease is primarily from contract costs in 2008 that were eliminated in 2009 in favor of adding personnel costs as noted by higher employee costs for the same period in 2009.

Title plant activities commenced after March 31, 2008.

Interest expense increased slightly from $222,203 in the 2008 nine month period to $230,191 in the same period in 2009. The increase is primarily due to compounding interest on unpaid notes in default.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of all of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. Please see 8-K filings dated September 11, 2009 and September 15, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation (1)

3.2	Amended and Restated Articles of Incorporation (2)

3.3	Amendment to Articles of Incorporation (3)

10.1	Agreement and Plan of Reorganization dated September 17, 2008, between Registrant and Team Nation Holdings Corporation; (5)

10.2	Management Agreement dated October 24, 2007, between Team and First Southwestern Title Company of California; (5)

10.3	Operating Agreement dated May 20, 2008, between Team and A.B.S. 16, LLC regarding Team Nations Investment Group, LLC; (5)

10.4	Management Agreement dated January 2, 2008, between Team and CCTC; (5)

14.1	Code of Ethics (3)

16.1	Letter from Malone & Bailey, PC dated September 26, 2008, to the Securities and Exchange Commission (6)

16.2	Letter from Moore & Associates dated April 21, 2009 to the Securities and Exchange Commission (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on July 16, 2007, an incorporated herein by reference.

(2)	Filed as an exhibit to our Form 10-QSB, filed with the Commission on August 14, 2007, and incorporated herein by reference.

(3)	Filed as an exhibit to our Form 10-K, filed with the Commission on May 5, 2009, and incorporated herein by reference.

(4)	Filed as an exhibit to our Form 8-K, filed with the Commission on March 14, 2008, and incorporated herein by reference.

(5)	Incorporated by reference from the exhibits to Registrant’s Form 8-K filed with the Commission on September 20, 2008.

(6)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on September 26, 2008

(7)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on April 28, 2009

* Filed herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Team Nation Holdings Corporation

By:	/s/ Dennis R. Duffy

Dennis R. Duffy, President/CEO
November 12, 2009

By:	/s/ Daniel J. Duffy

Daniel J. Duffy, Principal Financial Officer
November 12, 2009