Form 10-K
period 2009-12-31
Team Nation Holdings CORP
filed 2010-04-15
CIK 1390891

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ______________

Commission file number: 333-144597

TEAM NATION HOLDINGS CORPORATION
(Exact name of registrant as specified in charter)

Nevada	98-0441861
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: (47,191,894 shares) based on the average bid and asked price as of June 30, 2009:  $6,842,824.63

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 85,347,442 shares of Common Stock as of March 29, 2010.

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

Title Insurance Services:   Our services are offered to residential and commercial customers, independent and affiliated title agencies, and related companies in the real estate and mortgage lending industries throughout the United States, predominantly in the State of California. We currently provide services including HR, IT, accounting, production and customer service to CalCounties Title Nation (“CCTN”) which operates 2 branch offices and employs approximately 80 individuals located in California. In December, 2009 we formed TEAM Title LLC, a Delaware limited liability company, which is obtaining licenses to provide direct operations in 35 states nationally.  In March 2010 we converted TEAM Title LLC to a Delaware corporation.  Through expansion of existing operations, we have achieved substantial growth during the last year and intend to use strategic licensing and acquisition strategies to grow exponentially in the coming year.

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

Vendor and Production Services:    Team currently holds contracts to provide vendor and production services to the largest independent title agency in Orange and Los Angeles counties, California.  Services include title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services in exchange for fees.  TEAM’s bundled resources have allowed the agency to grow significantly and have made it a target acquisition for TEAM, which has the right to purchase 100% of the agency upon approval of the California Department of Insurance.

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

Employees

As of March 15, 2010, we had a total of 31 direct employees. We believe our relations with our employees are excellent.

ITEM 1A — RISK FACTORS

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

Beginning in December of 2008, the level of refinance activity increased, due in significant part to substantial decreases in mortgage interest rates. As of December 31, 2009, the volume of refinance activity has declined somewhat but remains significantly higher than the volume in 2007 and 2008. In the 2nd and third quarters of 2009, resale transactions increased significantly as investors and undecided buyers entered the market to take advantage of decreased prices and low interest rates.   We cannot predict changes in the interest rate environment in future periods and its complete impact on residential resale and refinance activity. While we expect interest rates and prices to remain low through 2010 and into 2011, if mortgage interest rates rise quickly and significantly during 2010, it would likely negatively affect opened orders and, in turn, have a negative impact on our revenue levels and profitability.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS
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

In  March, 2009 we vacated our sublease in Irvine California and have no continuing obligation under its terms.

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

On September 8, 2008 we filed suit in the Superior Court of California, Orange County, against Professional Business Bank, for, among other things, interference with business prospects and violation of our rights of privacy relative to a line of credit and loan made by Professional Business Bank to our subsidiary holding company. Professional Business Bank responded by calling both loans due and we are currently in arbitration on the matter. In November, 2009, we entered into a material agreement for settlement of the lawsuit and counter claims.  The agreement reached between the parties will result in dismissal of the court claims made against PBB, counterclaims made by PBB against TEAM and dismissal of the arbitration process between the parties.  Under the agreement, TEAM will realize a net reduction of $1,031,842.00 from its payables, while entering into the settlement agreement. In the settlement, four officers and directors of TEAM agreed to surrender certain Certificates of Deposit held at PBB in the interest of TEAM that will be paid immediately upon performance of the actions under the Settlement Agreement. PBB agreed to provide financing that supersedes prior financing between the Parties, in an amount to be $2.75 million dollars at a 5% interest rate with monthly payments of $20,000 per month, increasing by $5,000 per annum with a five year balloon payment due. This refinancing under the agreement will repay two notes, of $2,381,494.43 and $999,797.01. Personal Guaranties were executed by Dennis R. Duffy, Daniel Duffy, Janis Okerlund and Norman Francis for purposes of securing the settlement on behalf and for the benefit of TEAM.. A stipulated judgment of $3,215,062.37 in favor of PBB shall be filed if any default occurs. Neither TEAM nor PBB made any concessions regarding the merits of the separate parties’ claims and counterclaims in the settlement agreement.

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

Period Ending	High Bid	Low Bid	High Ask	Low Ask

12/31/2009	0.03	0.02	0.03	0.02
09/30/2009	0.05	0.05	0.05	0.05
06/30/2009	0.16	0.13	0.16	0.13
03/31/2009	10.00	10.00	10.00	10.00

    (b)        As of December 31, 2009, there were 517 shareholders of record of the Registrant’s common stock.

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

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At December 31, 2009 we had negative working capital of $5,077,197 and incurred net losses of $3,622,446 during the twelve month period ended December 31, 2009. Our operations do not currently provide sufficient cash flow to meet our obligations. We do believe that we will become cash flow positive in 2010.  We believe we are able to restructure or meet our obligations as they become due during the coming months while we move toward positive cash flow. Our company is still highly leveraged and there can be no assurance that revenues from operations, convertible debt financing and/or common stock sales will be sufficient to fund our current business plan. However, effective December 31, 2009, we entered into an agreement with Professional Business Bank which refinanced outstanding debt that was in default. This agreement transferred $3,733,223 from current liabilities to long term liabilities and also resulted in a gain on the settlement of $465,062.

The company has also entered in to convertible debt obligations with Eventus Capital and JMJ Financial to help meet financing needs. As described in detail in Note 9 of the financial statements, this financing is based on cash payments to TEAM in exchange for stock at a discount which pays down the debt financing owed to Eventus and JMJ. Eventus can convert the obligation in $10,000 tranches into shares of the Company’s common stock at the conversion rate of 60% of the average five day closing bid price preceding the conversion notice date. With each cash payment, JMJ can convert into shares of the Company's common stock at the conversion rate 40% of the lowest trade price in the 20 trading days prior to the conversion. This financing is expensive and dependent on the ability of the marketplace to absorb the volume of stock sales that are required to maintain this level of stock issuance. The stock price is already hovering around $0.01 per share and if it drops much lower, the above financing arrangements would be difficult to maintain. This financing caused a derivative liability expense of $2,616,867 on the statement of operations in 2009. These agreements have generated a significant current derivative liability in the amount of $4,206,376 which is approximately 83% of the working capital deficiency that exists as of 12/31/2009.

The ability of the Company to continue as a going concern during the next year depends on the Company’s success being able to acquire ongoing financing and being able to execute its operating plans to generate positive cash flow.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2009 to the year ended December 31, 2008

Revenues

Our revenue during the twelve month period in 2009 totaled $2,211,949 compared to $1,600,895 during the same period in the prior year. Our 2009 revenue included management fees of $90,000 from a title company with whom we severed relations in 2009. The balance of our management fee revenue was generated through a contract with a title company owned by our officers and directors. A small amount of joint marketing revenue was generated in the 4th quarter of 2009 as the company’s plans for this revenue stream just began to take effect in the 4th quarter of 2009.

$191,279 in previously uncollected 2008 invoices from First Southwestern Title Company that were paid in July 2009 was classified as collection of reserved accounts receivable in other income. These invoices that were paid were fully reserved in the Allowance for Doubtful Accounts in 2008. These invoices were paid by a three party agreement whereby First Southwestern Title Company forgave money due to First Southwestern by TEAM affiliate CalCounties Title Nation (CCTN) and then CCTN in turn agreed to reduce the working capital due to CCTN from TEAM for the same amount of $261,392. $60,909 of unreimbursed expenses from First Southwestern Title Company is included in operating expenses.

Costs and expenses

General and administrative expense amounted to $1,296,388 in 2009 as compared to $1,491,991 in the prior period.  The decrease is primarily from contract costs in 2008 that were eliminated in 2009 in favor of adding personnel costs as noted by higher employee costs for the same period in 2009.

Title plant and customer service expenses were $1,680,625 in 2009 as compared to $94,050 in 2008. This expense increased due to a contract that was signed effective January 1, 2009 between Team Nation and affiliate title company CalCounties Title Nation whereby Team Nation will provide all title production, customer service and data services to CalCounties. The increase in expense for 2009 is due to increasing staffing levels and Title Plant access levels sufficient to meet this contract with CalCounties.

Related party management fee expense decreased from 2008 to 2009 when four separate management agreements were terminated with management companies owned by controlling shareholders as of 12/31/2008. These agreements were at a cost of $15,000 per month for JDO Management, KE Enterprises, Inc., One Track Management, and Vision Management Solutions, LLC and were in effect for all twelve months in 2008. In July 2009, new management agreements with KE Enterprises and JDO Management were executed at a cost of $25,200 per month per Management Company.

Relations were severed with First Southwestern Title Company in 2009 because of capital deficiency problems that caused the CA Department of Insurance to cancel their license to sell Title Insurance. All 2008 bad debt expense amounting to $400,800 and unreimbursed expenses for $187,500 on the Statement of Operations related to this relationship. $60,909 of unreimbursed expenses in 2009 was related to the relationship with First Southwestern Title Company as well.  Accounts receivable of $209,408 from First Southwestern and other receivables of $248,409 were written off.

Interest income increased as a result of accrued interest on related party notes receivable due from directors which were in effect prior to the reverse acquisition between Team and Suncross that occurred in June 2008. The interest applicable to related party shareholders has been separated on the Statement of Operations.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report beginning on page F-1.

Team Nation Holdings Corporation
Index to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

Board of Directors and Stockholders
Team Nation Holdings Corporation

We have audited the accompanying balance sheets of Team Nation Holdings Corporation as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two year period ended December 31, 2009. Team Nation Holdings Corporation management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Team Nation Holdings Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Team Nation Holdings Corporation will continue as a going concern. As discussed in Note 12 to the financial statements; Team Nation Holdings Corporation, since beginning operations through a recapitalization (commonly referred to as a reverse merger) in June 2007, has suffered losses from operations and a working capital deficiency.  Team Nation Holdings Corporation incurred a loss from continuing operations for the year ended December 31, 2009 of $3,617,233 and has current liabilities that exceeded current assets by $5,077,197 and total liabilities that exceeded total assets by $4,771,129.  Its major source of revenue is a related party (see Note 4).  The Company’s most significant asset is a group of eight notes receivable that were issued by its four officers and directors, amounting to $2,261,350, which had the payment terms rewritten on extended terms in 2008.  These factors, as discussed in Note 12, raise substantial doubt as to Team Nation Holdings Corporation's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Kelly & Company
Certified Public Accountants
April 15, 2010

Team Nation Holdings Corporation
Balance Sheets
As of December 31, 2009 and 2008

ASSETS
	2009	2008
Current assets:
Cash and cash equivalents	$19,029	$4,296
Restricted cash	-	104,072
Accounts receivable trade, net of allowance for doubtful accounts of $0 and $400,800	-	11,040
Other receivables, net of uncollectible accounts of $0 and $187,500	-	-
Due from affiliates	313,321	-
Current assets of discontinued operations	-	87,000
Total current assets	332,350	206,408
Notes receivable related party	2,261,350	2,215,467
Accrued interest on JMJ note receivable	2,804	-
Title plant	710,000	710,000
Software and leasehold improvements, net of accumulated depreciation of $8,500 and $0	52,515	-
Deposits	27,030	500
Long term assets of discontinued operations	-	14,596
Total assets	$3,386,049	$3,146,971
LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Notes payable in default	$-	$3,381,292
Accounts payable trade	693,275	217,251
Accounts payable of abandoned discontinued operations	5,569	-
Affiliate payable	-	332,177
Related party convertible payable obligations	182,673	179,157
Accrued liabilities	119,314	126,580
Current portion of financing agreement	104,882	-
Convertible debt obligation, net of discount of $982,051 and $0	97,458	-
Notes payable related party	-	13,958
Derivative liability	4,206,376	-
Current liabilities of discontinued operations	-	188,825
Total current liabilities	5,409,547	4,439,240
Financing agreement	2,645,118	-
Convertible note payable, net of discount of $576,460 and $0	23,540	-
Account payable due in more than one year	76,134	-
Accrued interest	2,839	-
Long term liabilities of discontinued operations	-	17,300
Total liabilities	8,157,178	4,456,540
Commitments and contingencies (note 12)
Shareholder's deficit:
Preferred stock ($0.001 stated value, 60 shares authorized, 60 and 0 shares issued and outstanding)	-	-
Common stock ($0.001 stated value, 1,000,000,000 shares authorized, 67,901,401 and 47,191,894 shares issued and outstanding)	67,901	47,192
Additional paid in capital	1,566,039	1,138,946
Stock subscription receivable	(450,000)	(163,084)
Accumulated deficit	(5,955,069)	(2,332,623)
Total shareholder's deficit	(4,771,129)	(1,309,569)
Total liabilities and shareholder's deficit	$3,386,049	$3,146,971

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008
Management fees	$70,000	$400,895
Management fees related party	1,949,940	1,200,000
Joint marketing	730	-
Total revenue	2,020,670	1,600,895
Operating expenses:
Title plant fees
Search fees	994,595	94,050
Processing and general	445,332	-
Customer service expenses	240,698	-
General & administrative expenses	1,296,388	1,491,991
Related party management fees	302,400	720,000
Bad debt expense	-	400,800
Unreimbursed expenses	60,909	187,500
Selling expenses	3,282	-
Total operating expenses	3,343,604	2,894,341
Loss from continuing operations	(1,322,934)	(1,293,446)
Other expense (income):
Interest income	(5,325)	(51,777)
Interest income related party	(63,184)	-
Interest expense	268,084	255,877
Collection of reserved accounts receivable	(191,279)	-
Accretion of debt discount	130,999	-
Derivative liability expense	2,616,867	-
Loss from continuing operations before provision for income taxes	(4,079,096)	(1,497,546)
Provision for income taxes	3,200	2,400
Loss from continuing operations before extraordinary item	(4,082,296)	(1,499,946)
Gain on settlement of lawsuit	465,063	-
Loss from continuing operations	(3,617,233)	(1,499,946)
Loss from discontinued operations	(5,213)	(69,624)
Net loss	$(3,622,446)	$(1,569,570)
Loss per share from continuing operations basic and diluted	$(0.08)	$(0.04)
Loss per share from discontinued operations basic and diluted	$0.00	$0.00
Net loss per share basic and diluted	$(0.07)	$(0.04)
Weighted average shares outstanding basic and diluted	54,304,646	38,436,064

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Statements of Shareholder's Deficit
For the Years Ended December 31, 2009 and 2008

					Additional	Stock
	Preferred	Preferred	Common	Common	Paid in	Subscriptions	Accumulated
	Shares	Stock	Shares	Stock	Capital	Receivable	Deficit	Total
Balance December 31, 2007	-	-	25,000,000	$25,000	$88,212	-	$(763,053)	$(649,841)
Shares issued in reverse merger	-	-	20,906,633	20,907	(20,907)	-	-	-
Expenses paid by shareholders	-	-	-	-	2,000	-	-	2,000
Shares issued for services	-	-	215,482	215	165,267	-	-	165,482
Sale of stock subscriptions	-	-	1,434,327	1,434	1,268,557	(163,084)	-	1,106,907
Shares cancelled to partially satisfy notes receivable	-	-	(364,548)	(365)	(364,183)	-	-	(364,548)
Net loss	-	-	-	-	-	-	(1,569,570)	(1,569,570)
Balance December 31, 2008	-	-	47,191,894	$47,191	$1,138,946	$(163,084)	$(2,332,623)	$(1,309,570)
Stock subscriptions collected	-	-	-	-	-	13,430	-	13,430
Stock subscriptions cancelled	-	-	(166,205)	(166)	(149,488)	149,654	-	-
Convertible preferred stock sold to directors	60	-	-	-	60,000	-	-	60,000
Free up shares issued	-	-	1,694,130	1,694	(1,694)	-	-	-
Shares sold for cash	-	-	200	-	200	-	-	200
JMJ note receivable in substance stock subscription	-	-	-	-	-	(500,000)	-	(500,000)
Funds received on JMJ note receivable	-	-	-	-	-	50,000	-	50,000
Shares issued to directors for personally paying down debt	-	-	14,109,338	14,109	409,171	-	-	423,280
Officer payment of legal expenses	-	-	-	-	10,000	-	-	10,000
Shares issued to satisfy debt	-	-	3,275,540	3,276	46,724	-	-	50,000
Shares issued to satisfy lease liability	-	-	1,796,504	1,797	52,180	-	-	53,977
Net loss	-	-	-	-	-	-	(3,622,446)	(3,622,446)
Balance December 31, 2009	60	$-	67,901,401	$67,901	$1,566,039	$(450,000)	$(5,955,069)	$(4,771,129)

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(3,622,446)	$(1,569,570)
Loss from discontinued operations	(5,213)	(69,624)
Loss from continuing operations	(3,617,233)	(1,499,946)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Expenses paid by and officer and director	10,000	2,000
Shares issued for services	-	165,482
Bad debt expense	-	588,300
Unreimbursed expenses	60,909	-
Depreciation expense	8,500	-
Gain on debt settlement	(465,063)	-
Accretion of debt discount	130,999	-
Derivative liability expense	2,616,866	-
Decrease (increase) in assets:
Accounts receivable	11,040	(356,330)
Other receivables	(60,909)	(187,500)
Due from affiliate	(313,321)	104,060
Related party notes receivable	(45,883)	(215,037)
Accrued interest	(2,804)	-
Deposit	(26,530)	(500)
Increase (decrease) in liabilities:
Accounts payable	557,727	364,198
Accrued liabilities	457,796	126,580
Accrued interest	2,839	-
Related party payable	757,332	608,927
Related party convertible payable obligations	43,516	-
Cash used in operating activities continuing operations	120,568	(369,390)
Cash used in operating activities discontinued operations	(47,848)	57,022
Cash used in operating activities	72,720	(312,368)
Cash flows used in investing activities:
Purchase of software and improvements	(61,015)	-
Cash used in investing activities continuing operations	(61,015)	-
Cash used in investing activities discontinued operations	14,596	96,717
Cash used in investing activities	(46,419)	96,717
Cash flows used in financing activities:
JMJ financing agreement proceeds	50,000	-
Related party loan	(13,958)	13,958
Repayment of notes payable	(529,872)	(265,858)
Restricted cash	2,653	(4,072)
Repayment of related party note payable title plant	-	(510,000)
Sale of convertible preferred stock	60,000	-
Sale of common stock	436,909	1,106,907
Cash used in financing activities continuing operations	5,732	340,935
Cash used in financing activities discontinued operations	(17,300)	(125,572)
Cash used in financing activities	(11,568)	215,363
Net increase (decrease) in cash	14,733	(288)
Cash and cash equivalents at beginning of period	4,296	4,584
Cash and cash equivalents at end of period	$19,029	$4,296

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

Supplemental Disclosure of Cash Flow Information

	For the Year Ended December 31,
	2009	2008
Cash paid during the fiscal years for:
Interest	$1,438	$145,697
Income taxes	$3,200	$2,400

Schedule of Non cash Financing Activities

Common stock used to partially satisfy notes receivable	$-	$364,548
Related party notes receivable partially satisfied with accrued related party management fee payable	$-	$276,750
Common stock used to satisfy related party convertible payable obligations	$50,000	$-
Common stock used to satisfy discontinued operation's lease liability	$53,977	$-
Note receivable issued as consideration for convertible note payable, recorded as stock subscription	$500,000	$-
Write off of uncollectible trade and other receivables	$457,817	$-

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

1.       Description of Business

TEAM Nation Holding Corporation (the "Company") ("TEAM"), a Nevada corporation, was originally incorporated in California on November 22, 2006 as Real Estate Services Holding, Inc. and changed its name to TEAM on June 21, 2007.  Until December 2009, the financial statements included the accounts of TEAM Nation Holding Corporation (“TEAM”) and its two wholly owned subsidiaries, Escrow Nation, Inc. (“ESCROW”) and Mortgage Nation, Inc. (“MORTGAGE”). The operations of both subsidiaries have been discontinued. All significant intercompany balances and transactions have been eliminated.  TEAM, ESCROW and MORTGAGE commenced operations on February 1, 2007. TEAM is a management and services company specializing in management solutions for title companies and title production services.  The Company focuses on counter-cyclical growth to acquire, manage and consult for title, escrow, mortgage, real estate and REO companies.

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

Restricted cash

Team maintained a certificate of deposit with a bank in the amount of $104,072 at December 31, 2008, which served as collateral on a line-of-credit note with the bank.  In December 2009, the bank exercised its right to take the certificate of deposit and apply it to the debt, which was in default.  The certificate of deposit had a value of $106,593 when the bank captured it.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2009, and December 31, 2008, the Company did not have any funds on deposit in excess of FDIC insured limits, respectively.

Revenue recognition

TEAM’s revenue is derived from management and production services.  Revenue from services is recognized when the service is performed.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments (Note 5). Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Changes in the trade receivable allowance for doubtful accounts are as follows:

	2009	2008
Trade receivables allowance
Beginning balance	$400,800	$-
Provision for doubtful accounts	70,000	400,800
Collections of previously reserved amounts	(261,392)	-
Ending balance	$209,408	$400,800

Income taxes

The Company prepared its income tax returns in 2007 utilizing a Subchapter S election.  Accordingly, the loss was allocated to the shareholders of the Company and the Company did not provide for income taxes.  The Subchapter S election terminated upon the acquisition of TEAM by SUNCROSS on June 17, 2008.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

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

Fair value of financial instruments

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The carrying values of our cash and beneficial conversion feature derivative liability carried at fair value as of December 31, 2009 and 2008, are classified in the table below in one of the three categories described above:

	Fair Value at December 31, 2009 and 2008
	Level 1	Level 2	Level 3	Total
2009:
Cash and cash equivalents	$19,029	-	-	$19,029
Derivative liability	-	-	$4,206,376	$4,206,376
2008:
Cash and cash equivalents	$4,296	-	-	$4,296
Restricted cash	$104,072	-	-	$104,072

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008
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

Advertising

Advertising expense was $1,630 and $1,580 for the years ended December 31, 2009 and 2008, respectively.

Software and Improvements

Software and improvements are recorded at cost and are depreciated using the straight-line method over their expected useful lives. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. Upon the sale or retirement of software and improvements, the accounts are relieved of the cost and the related accumulated depreciation or amortization, with any resulting gain or loss included in the statement of operations.

Estimated
Useful Lives
Software	3 years
Building improvements	lesser of useful life or lease term

Intangible costs

Intangible assets with indefinite useful lives are not amortized, but instead tested annually for impairment.  Intangible assets with definite useful lives are amortized over that period to their estimated residual value, and are also reviewed for impairment.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

Reclassification

Certain reclassifications have been made to the December 31, 2008 financial statements to conform to the December 31, 2009 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” and also issued as Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles”  which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s financial statements. The Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In June 2009, the FASB issued guidance for accounting for transfers of financial assets and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. This statement is not expected to have any impact on our financial position or results of operations.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

In May 2009, the FASB established general standards of accounting for disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual periods ending after June 15, 2009 and we adopted it on April 1, 2009.

In April 2009, the FASB issued guidance to determine fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions are not orderly. If an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. This standard is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  The adoption of this standard no material impact on the Company’s financial statements.

3.       Discontinued Operations

In May 2007 we formed two subsidiaries: Escrow Nation, Inc. (“Escrow”) and Mortgage Nation, Inc. (“Mortgage”).  Escrow was licensed to transact escrow business by the California Department of Corporations and Mortgage was licensed to provide mortgage broker services.  In December 2007, we decided to discontinue the operations of both Escrow and Mortgage as a result of the significant downturn in the California housing market.  In December 2009, these entities were abandoned and liabilities were assumed by the Company.  We recognized losses of $5,213 and $69,624 from the discontinued operations for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2008, the assets and liabilities of the discontinued operations are presented separately under the captions "Assets of discontinued operations" and "Liabilities of discontinued operations."

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

	As of December 31, 2008
	ESCROW	MORTGAGE	Total
Current assets:
Sublease receivable	$87,000	$-	$87,000
Total current assets	87,000	-	87,000
Long term assets
Furniture	-	1,596	1,596
Deposits	13,000	-	13,000
Total long term assets	13,000	1,596	14,596
Total assets of discontinued operations	$100,000	$1,596	$101,596
Current liabilities
Accounts payable	$59,071	$-	$59,071
Shutdown expenses	129,754	-	129,754
Sublease receivable	-	-	-
Total current liabilities	188,825	-	188,825
Long term liabilities
Related party notes payable	-	17,300	17,300
Note payable	-	-	-
Shutdown expenses	-	-	-
Total long term liabilities	-	17,300	17,300
Total liabilities of discontinued operations	$188,825	$17,300	$206,125

The accompanying tables illustrate the reporting of the discontinued operations on the face of the Statements of Operations for the years ended December 31, 2009 and 2008:

	For the Year Ended December 31, 2009
	ESCROW	MORTGAGE	Total
Revenues	$-	$-	$-
Costs and expenses:
Selling, general and administrative	-	1,596	1,596
Shutdown expense	3,274	-	3,274
Interest expense	343	-	343
Loss from discontinued operations	$(3,617)	$(1,596)	$(5,213)

	For the Year Ended December 31, 2008
	ESCROW	MORTGAGE	Total
Revenues	$37,728	$-	$37,728
Costs and expenses:
Selling, general and administrative	73,002	1,473	74,475
Shutdown expense	31,743	-	31,743
Interest expense	1,134	-	1,134
Loss from discontinued operations	$(68,151)	$(1,473)	$(69,624)

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

4.       Related Party Transactions

Relationship With Affiliate - CalCounties Title Nation

TEAM's only revenue source from July 1, 2009 going forward is from its vendor services agreement with CalCounties Title Nation ("CCTN"), which is a Southern California title company operated by TEAM's officers and directors.  In 2007, TEAM, as a private company, lent its officers and directors the funds which were used to buy CCTN.  TEAM is dependent on CCTN for working capital advances and its only source of revenue.  If CCTN were unable to continue to provide working capital advances or revenue, TEAM would not be able to survive.  TEAM is a variable interest of CCTN, but CCTN is not a variable interest of TEAM.  As such, the financial statements of TEAM presented herein have not been consolidated with the financial statements of CCTN.  CCTN's financial statements as of December 31, 2009 and for the year then ended have been audited by another firm for the purpose of filing them with the California Department of Insurance and are summarized as follows:

As of
December 31,
2009
Current assets	$3,938,971
Total assets	$5,153,659
Current liabilities	$2,548,060
Total liabilities	$2,934,295
Stockholders' equity	$2,219,364

For The
Year Ended
December 31,
2009
Total operating revenues	$13,172,745
Total operating expenses	$12,156,231
Net income	$1,106,609

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

Due To/From Affiliate

The components of the amounts due to/from CCTN for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Due to CCTN, beginning of period	$332,177	$426,133
Satisfaction of amounts owed by CCTN for the vendor services agreement	(1,941,141)	(763,769)
Operating capital advances from CCTN to TEAM	3,179,725	1,829,080
Operating capital advances from TEAM to CCTN	(419,374)	(830,133)
Sublease payments from CCTN to TEAM	(82,209)	-
Sublease payments from TEAM to CCTN	112,478	164,000
Transfer of liability owed CCTN to Eventus Capital (Note 9)	(1,089,510)	-
TEAM assumption of CCTN invoices	(405,467)	-
Payments owed for Title Plant (Note 8)	-	(412,530)
Stock subscriptions bought by CCTN employees (Note 11)	-	(80,604)
Due to (from) CCTN, end of period	$(313,321)	$332,177

Notes Receivable – Related Party

On May 31, 2007, the Company lent its 4 officers and directors a total of $2,600,000 in exchange for notes receivable from each director.  The notes receivable consist of four notes in the original amount of $650,000 each which were non-interest bearing until May 31, 2008 and interest only payable at the rate of 5% per annum until the notes receivable are due in full on May 1, 2014.  On November 10, 2009, the agreements were amended, calling for interest only payments to commence January 1, 2011.  On June 1, 2008, the Company lent its 4 officers and directors a total of $1,000,000 in exchange for notes receivable from each director.  The notes receivable consist of four notes in the original amount of $250,000 each, bearing interest at 4.62% per annum.  There were no payments due until June 1, 2010, at which point interest only payment are due at the rate of 5% per annum until the notes receivable are due in full on June 1, 2015.  On November 10, 2009, the agreements were amended, calling for interest only payments to commence January 1, 2011.  The total notes receivable balance, including accrued interest, at December 31, 2009, from its four officers and directors was $2,261,350.  The funds were used by the officers and directors to purchase and fund CCTN.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

A portion of the balance of the notes receivable was relieved during the year ended December 31, 2008 with shares of TEAM common stock. 364,548 common shares, valued at $1.00 per share for a total of $364,548 were returned to the company and retired to satisfy a portion of the outstanding notes receivable. The notes receivable balance increased during 2008 when TEAM made payments on a note payable on behalf of the four stockholders and directors to the former owner of CCTC.  The total of the payments was $167,494.  Also in 2008, the notes receivable balance was reduced with the satisfaction of accrued management fees of the four officers and directors in the amount of $276,750.   In 2009, the notes receivable balance increased by $45,884.  The net increase was a result of the accrual of interest of $63,184 and a reduction of $17,300 upon satisfaction of liabilities of the abandoned MORTGAGE subsidiary.

Notes Payable

At December 31, 2008, the Company had a demand note payable to an affiliate of a director in the amount of $13,958. The note was due on demand and did not bear interest.  It was satisfied in April 2009.

Purchase of Orange County, California title plant

As discussed in Note 8, the Company's acquisition of the title plant for Orange County from CCTC included a note payable in the amount of $510,000.  This amount was fully satisfied in 2008.

Management Agreements

Management fee revenues

On January 2, 2008, TEAM entered into a management agreement with CCTN to manage all of their operations.  TEAM provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to CCTN for a monthly management fee plus a share of net profits, determined on a calendar quarterly basis.  This agreement was amended as of January 1, 2009 to change the monthly fee from a flat fee of $100,000 per month to a semi-variable fee of $40,000 per month plus $60 per open title order.  Management fee revenue from CCTN was $1,949,940 and $1,200,000 for the years ended December 31, 2009 and 2008, respectively, and is reported as related party management fees in the statement of operations.  Title plant fees were $994,595 and $94,050 for the years ended December 31, 2009 and 2008, respectively.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

Management fee expenses

TEAM entered into management agreements in 2007 with affiliates of the four officers and directors by which they would actively manage operations, human resources, accounting services, sales, and marketing efforts for the TEAM. Each of the four agreements called for a $15,000 monthly fee.  These agreements were cancelled on January 1, 2009.  The Company entered into new management agreements with two of the officers and directors as of July 1, 2009, each at a cost of $25,200 per month per agreement.  Total management fee expenses were $302,400 and $720,000 for the years ended December 31, 2009 and 2008, respectively.  TEAM paid for the services partially in cash and partially as a reduction in shareholder receivables.  Related party management fee expenses payable were $182,673 and $179,157 at December 31, 2009 and 2008.

Modification of Payables

On November 3, 2009, the Company modified the terms of the management fee payables owed to the four officers and directors which made the payables convertible into shares of the Company's common stock at 60% of the average of the prior 5 day closing price.  The payables are due on demand and fully transferable.

Shares Issued

In June 2008, 364,548 shares were returned to the company to partially satisfy outstanding notes receivable. The shares were valued at $1.00 per share and have been retired.

As discussed in note 11, in July 2009, the Company issued 14,109,338 shares of its common stock to its four officers and directors for $423,280 in certificates of deposit which were taken by Professional Business Bank to reduce the line of credit.  The outstanding balance of the line of credit became due in July 2009 and the Company defaulted.  The officers and directors had guaranteed the line of credit with personal certificates of deposit.  As a result, Professional Business Bank called the guarantee to reduce the debt.

On November 3, 2009, Sunderland Capital, LLC (Sunderland) bought $10,000 of the Company's convertible payable to an entity owned by an officer and director.  On that same date, Sunderland converted the $10,000 payable into 666,665 shares of the Company's common stock at $0.015 per share, a 40% discount to the prior 5 days closing average.

On November 13, 2009, Sunderland bought $10,000 of the Company's convertible payable to an entity owned by an officer and director.  On that same date, Sunderland converted the $10,000 payable into 666,665 shares of the Company's common stock at $0.015 per share, a 40% discount to the prior 5 days closing average.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

On December 11, 2009, Eventus bought $10,000 of the Company's convertible payable to an entity owned by an officer and director.  On that same date, Eventus converted the $10,000 payable into 638,570 shares of the Company's common stock at $0.01566 per share, a 40% discount to the prior 5 days closing average.

On December 16, 2009, Eventus bought $10,000 of the Company's convertible payable to an entity owned by an officer and director.  On that same date, Eventus converted the $10,000 payable into 665,070 shares of the Company's common stock at $0.015036 per share, a 40% discount to the prior 5 days closing average.

On December 22, 2009, Eventus bought $10,000 of the Company's convertible payable to an entity owned by an officer and director.  On that same date, Eventus converted the $10,000 payable into 638,570 shares of the Company's common stock at $0.01566 per share, a 40% discount to the prior 5 days closing average.

On December 23, 2009, the Company issued its four officers and directors each 15 shares of Series A Convertible Preferred Stock of the Company for total consideration of $60,000.  Each share of Series A Convertible Preferred Stock is convertible into 1% of the Company's common stock at the date of conversion.  The preferred shares do not have liquidation preference over common shares.  Each preferred share is entitled to as many votes equal to 1% of the Company's outstanding common stock.

Subleases

TEAM has entered into subleases with CCTN.  TEAM leases office space from CCTN in Pasadena, CA and CCTN leases space from TEAM in Newport Beach, CA. TEAM pays CCTN 50% of its lease expense for the Pasadena office, which amounts to $8,998 per month. CCTN pays TEAM 80% of its lease expense for the Newport Beach office which amounts to $7,075 per month. These transactions are booked through affiliate receivable/payable accounts.  See Note 12 for the Company's minimum lease obligations.

TEAM's sublease expense to CCTN

2010	$107,970
2011	-
2012	-
2013	-
2014 and thereafter	-
Total minimum lease payments	$107,970

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

TEAM's sublease revenue from CCTN

2010	$84,895
2011	84,895
2012	17,687
2013	-
2014 and thereafter	-
Total minimum sublease revenue	$187,477

5.       Uncollectible Amount and Related Settlement Gain

In December 2007, TEAM entered into a management agreement with FirstSouthwestern Title Company ("FIRST"), which was a title company with operations in Southern California, to manage all of their operations. FIRST owed TEAM $470,895 for fees work performed under the management agreement through July 2009.  In July 2009, FIRST received notice from the Department of Insurance that they wanted FIRST to voluntarily turn over their license to do business in California due to insufficient working capital and net worth, which ownership of FIRST agreed to.  At that time, TEAM's management agreement with FIRST was terminated, and the unpaid management fee receivable was uncollectible and the amount was fully reserved.  In agreement with the management of FIRST, $261,279 was reduced from the reserve as it was identified as an offset against an amount due FIRST from CCTN.  The amount in excess of 2009 FIRST revenue, $191,279, was recognized as other income.  CCTN agreed to the right of offset of the amount.  The remaining $457,817  owed by FIRST was written off as uncollectible as of December 31, 2009.

6.       Note Receivable (In-Substance Stock Subscription)

On November 18, 2009, the Company entered into a financing arrangement with JMJ Financial ("JMJ"), an unrelated third-party.  The financing arrangement consists of a $600,000 convertible note payable to JMJ ("JMJ Note Payable) in consideration for a $500,000 secured and collateralized note receivable from JMJ (JMJ Note Receivable).  The financing arrangement is designed for JMJ to convert the JMJ Note Payable, in tranches, into TEAM common stock and pay down the JMJ Note Receivable with cash.  See Note 9 for details of the JMJ Note Payable.  Since the JMJ Note Receivable is in-substance a stock subscription, the Company has recorded the JMJ Note Receivable as a reduction of equity rather than an asset.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

The $500,000 JMJ Note Receivable, dated November 18, 2009, is due November 18, 2012.  The JMJ Note Receivable bears interest at a rate of 14.4% with no discount allowed for early principal reductions.  All interest and principal payments are due on the maturity date.  Principal and interest may be prepaid without penalty.  The JMJ Note Receivable is secured by $500,000 worth of assets of JMJ.  JMJ paid $50,000 of the JMJ Note Receivable with cash in November 2009.  The JMJ Note Receivable principal and accrued interest balances are $450,000 and $2,804 at December 31, 2009, respectively.

7.       Software and Leasehold Improvements

Software and leasehold improvements consist of the following:

2009
Software	$59,649
Leasehold improvements	1,367
61,016
Less: accumulated depreciation	(8,500)
Software and Leasehold Improvements, net	$52,516

For the years ended December 31, 2009 and 2008, depreciation expense related to software and leasehold improvements was $8,500 and $0, respectively.

8.       Title Plant

The Company acquired the Orange County title plant from California Counties Title Nation (“CCTN”) in December 2007.  CCTN is wholly owned by four affiliates of the four officers and directors of the Company.  The amount paid for the title plant was based on an appraisal and the consideration for the $710,000 purchase price included $200,000 in cash and a note payable by the Company in the amount of $510,000.  The note was non-interest bearing and was paid in full in December 2008.

The Company reviews the carrying value of the title plant asset on an annual basis to determine whether impairment may exist.  No impairments existed at December 31, 2009 and 2008.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

9.       Convertible Debt

Convertible Debt Obligation - Eventus Capital

On November 25, 2009, the Company converted its affiliate payable to CCTN, in the amount of $1,089,509, to an unsecured, convertible obligation in favor of CCTN.  CCTN then transferred this convertible debt obligation to Eventus Capital, Inc. (“Eventus”), an unrelated third party. The debt obligation is due November 25, 2010, bears no interest and contains a conversion feature that allows Eventus to convert the debt obligation, in $10,000 tranches, into shares of the Company’s common stock at a conversion rate of 60% of the average five day closing bid price preceding the conversion notice date.  Eventus may convert the debt oblication at their election, but may not hold more than 4.99% of the Company’s outstanding shares at any time.

Since conversion of the debt obligation into common shares is at the option of the holder and the conversion price is indexed to the Company's stock price, the fair value of the embedded conversion feature of the debt obligation is recorded by the Company as a derivative liability. This derivative liability is adjusted to fair value at each reporting period, with income or expense recorded to the statement of operations.  At the issuance date, the fair value of the embedded conversion feature of the debt obligation, a level 3 fair value input, was $1,583,194 which resulted in a debt discount of $1,089,510 and a derivative liability expense of $493,684. The derivative laibility expense was recorded upon issuance in the amount that the liability exceeded the value of the debt obligation.  On December 22, 2009, Eventus converted $10,000 of the debt obligation into 638,570 common shares of the Company (Note 11).  At December 31, 2009, the debt obligation balance to Eventus was $1,079,510.  The value of the embedded conversion feature had increased to $1,957,126 resulting in an increase to the derivative liability and increase in the Company's loss of $373,933.  Accretion of the debt obligation's debt discount for the year ended December 31, 2009 was $107,458.

Convertible Note Payable - JMJ Financial

As part of the financing arrangement with JMJ (Note 6), the Company issued a $600,000 unsecured, convertible note payable (the "JMJ Note Payable") dated November 18, 2009, to JMJ Financial for a consideration of $500,000 (reflecting a 16.66% original issue discount) in a private placement. The JMJ Note Payable bears interest at a rate of 12% with no discount allowed for principal reductions.  The JMJ Note Payable is due on or before November 18, 2012. At any time after the 180th day following the effective date of the JMJ Note Payable, the holder may at its election convert all or part of the JMJ Note Payable plus accrued interest into shares of the Company's common stock at the conversion rate of 40% of the lowest trade price in the 20 trading days prior to the conversion. The terms of the JMJ Note Payable limit JMJ from owning more than 9.99% of the Company's common stock at any given time.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

Since conversion of the JMJ Note Payable into common shares is at the option of the holder and the conversion price is indexed to the Company's stock price, the fair value of the embedded conversion feature of the JMJ Note Payable is recorded as a derivative liability. The derivative liability is adjusted to fair value at each reporting period, with income or expense recorded to the statement of operations.  At the issuance date, the fair value of the embedded conversion feature, a level 3 fair value input, of the JMJ Note Payable was $2,992,500 which resulted in a debt discount of $600,000 and a derivative liability expense of $2,492,500. At December 31, 2009, the value of embedded conversion feature had decreased to $2,249,250, resulting in a decrease to the derivative liability and a decrease in the Company's loss of $743,250.  Accretion of the JMJ Note Payable debt discount for the year ended December 31, 2009 was $23,540.

Fair Value Valuation Technique and Assumptions

The Company uses the Black-Scholes Option Pricing Model to determine the fair value of derivative liabilities associated with the embedded conversion features of the Eventus debt obligation and the JMJ note payable.  The assumptions used in calculating the black-scholes value of these embedded conversion features at their issuance and at the end of the reporting period are as follows:

Risk free interest rate	0.34% to 1.57%
Expected volatility of common stock	350% to 387%
Dividend yield	0.00%
Expected life of conversion features	0.9- 3 years

10.       Professional Business Bank Debt

In November 2009, the Company and its four major shareholders, who are also officers and directors, entered into a Settlement Agreement that resolved then existing litigation (Note 12) and satisfied promissory notes that were in default with with Professional Business Bank ("PBB").  Per the settlement agreement, PBB received five certificates of deposit ("CDs") that were being held as collateral until resolution of this matter.  One of the CDs, with a value of $106,593, was the property of the Company. The other four CDs, totaling $423,280, were the property of the guarantors (the 4 officers and directors). As part of the settlement, PBB settled the Company's two notes payable in default totaling $3,381,292 and accrued interest of $363,644 by issuing a new financing in the amount of $2,750,000 with a five-year term and at an interest rate of 5%.  The financing calls for monthly payments of $20,000 per month that commenced January 26, 2010 and increase annually by $5,000 per month.  The monthly payments include principal and interest with the unpaid balance due at the end of the five year term.  If the Company is able to pay off the $2,750,000 within one year of issuance, the Company will receive a $250,000 discount.  PBB has received as security for this transaction a stipulated judgment against the Company and the four officers and directors in the amount of $3,215,062.  The four officers and directors all entered into personal guaranty agreements with PBB (Note 4).  The settlement agreement has resulted in a gain on settlement of $465,063.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

Debt owed to PBB at December 31, 2009 and 2008 consist of the following:

	2009	2008
Financing Agreement
PBB financing agreement payable; unsecured; interest at 5% APR; guaranteed by the four officers and directors; monthly principal and interest payments of$20,000 per month starting January 26, 2010, increasing $5,000 annually with a balloon payment due at the end of the five year term	$2,750,000	-

Notes Payable in Default
Note payable in default to PBB; unsecured; interest at bank prime (7.25% at December 31, 2008); personally guaranteed by the shareholders; put into default in 2008 by the bank; formerly in litigation, settled November 2009 (Note 12)	-	$2,381,494
Note payable in default to PBB; collateralized by the Company's certificate of deposit in the amount of $100,000 and four certificates of deposit in the total amount of $400,000 owned by the Company's 4 officers and directors; interest at prime plus 2% (9.25% at December 31, 2008); formerly in litigation, settled November 2009 (Note 12)	-	999,798

Debt to PBB	2,750,000	3,381,292
Amount in default	-	(3,381,292)
Less current portion	(104,882)	-
Long term debt to PBB	$2,645,118	$-

For the years ended December 31, 2009 and 2008, interest expense on the PBB debt was $268,084 and $255,877, respectively.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

Maturity of all TEAM debt, including long-term payables, is as follows:

Year ended December 31,
2010	$146,971
2011	229,653
2012	259,940
2013	315,584
2014 and beyond	1,916,074
$2,868,222

11.       Stockholder's Equity

Preferred stock

On December 23, 2009, the Company issued its four officers and directors each 15 shares of Series A Convertible Preferred Stock of the Company for $60,000.  Each share of Series A Convertible Preferred Stock is convertible into 1% of the Company's common stock at the date of conversion.  The preferred shares do not have liquidation preference over common shares.  Each preferred share is entitled to as many votes equal to 1% of the Company's outstanding common stock.  On January 4, 2010, the Company amended the certificiate of designation of preferences and rights of Series A Preferred Stock previously filed with the Nevada Secretary of State which changed the number of shares authorized from 50,000,000 to 60 shares. At December 31, 2009, there were 60 shares issued and outstanding.  There were no preferred shares issued and outstanding at December 31, 2008.

Common stock

On May 14, 2008, the number of authorized common shares was increased from 100,000,000 to 300,000,000.  On November 21, 2008, the number of authorized common shares was increased from 300,000,000 to 1,000,000,000.

In June 2008, TEAM issued 20,906,633 shares of its common stock in the reverse merger.

During the year ended December 31, 2008, the Company sold 1,434,327 shares of its common stock for $1,106,907 in cash. Subscriptions receivable were $163,084 at December 31, 2008.  $13,430 of subscriptions receivable were collected and 166,205 share subscriptions, totaling $149,654, were cancelled during the year ended December 31, 2009.

In 2008, TEAM issued 215,482 shares of its common stock for services valued at $165,482.

An officer and director paid Company expenses in the amount of $10,000 and $2,000 during the years ended December 31, 2009 and 2008, respectively.  The amounts were recorded as contributed capital.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

In September 2008, the Company issued 1,000,000 shares of its common stock into escrow in anticipation of a private placement during the fourth quarter of 2008.  This private placement has been cancelled and the shares returned for cancellation.  The shares are not treated as issued or outstanding at December 31, 2009 and 2008.

In June 2009, the Company issued 400,797 shares of its common stock to certain of its stock subscription subscribers to meet a pricing provision in the subscription agreement ("Free-up shares").  There was no financial impact of the issuance of these shares.

In July 2009, the Company issued 14,109,338 shares of its common stock to its four officers and directors as consideration for each of the individuals' certificates of deposit which were taken by PBB to partially satisfy a line of credit.  The certificates of deposit in total were valued at $423,280.  The outstanding balance of the line of credit became due in July 2009 and the Company defaulted.  The officers and directors had guaranteed the line of credit with personal certificates of deposit.  The Company reached a settlement with PBB effective December 31, 2009 (Note 10).

In August 2009, the Company sold 200 shares of its common stock for cash of $200.

In September 2009, the Company issued 1,293,333 shares of its common stock to a stock subscription subscriber to meet a pricing provision in the agreement.  There was no financial impact of the issuance of these shares.

On November 3, 2009, Sunderland bought $10,000 of the Company's convertible payable to an entity owned by an officer and director.  On that same date, Sunderland converted the $10,000 payable into 666,665 shares of the Company's common stock at $0.015 per share, a 40% discount to the prior 5 days closing average.

On November 13, 2009, Sunderland bought $10,000 of the Company's convertible payable to an entity owned by an officer and director.  On that same date, Sunderland converted the $10,000 payable into 666,665 shares of the Company's common stock at $0.015 per share, a 40% discount to the prior 5 days closing average.

On December 11, 2009, Eventus bought $10,000 of the Company's convertible payable to an entity owned by an officer and director.  On that same date, Eventus converted the $10,000 payable into 638,570 shares of the Company's common stock at $0.01566 per share, a 40% discount to the prior 5 days closing average.

On December 11, 2009, the Company issued 1,796,504 shares of its common stock to the former landlord of ESCROW, the Company's discontinued subsidiary, in satisfaction of a $53,895 lease liability owed.  The share value of $0.03 was the closing price on the date of issuance.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

On December 16, 2009, Eventus bought $10,000 of the Company's convertible payable to an entity owned by an officer and director.  On that same date, Eventus converted the $10,000 payable into 665,070 shares of the Company's common stock at $0.015036 per share, a 40% discount to the prior 5 days closing average.

On December 22, 2009, Eventus converted a $10,000 tranche of the Company's convertible debt obligation (Note 9) into 638,570 shares of the Company's common stock at $0.01566 per share, a 40% discount to the prior 5 days closing average.

12.       Commitments and Contingencies

Operating Leases

The Company has operating leases for certain office equipment and the facility. Future minimum lease payments are as follows for the years ending December 31:

2010	$238,561
2011	145,458
2012	30,493
2013	-
2014 and thereafter	-
Total minimum lease payments	$414,512

Rental expense was $115,512 and $155,602 for the years ended December 31, 2009 and 2008, respectively.  Rental expense is net of sublease income of $67,209 and $0 for the years ended December 31, 2009 and 2008.  Note 4 contains future expected sublease income and expenses.

Litigation

The Company's policy is to recognize amounts related to legal matters as a charge to operations if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

On September 8, 2008 we filed suit in the Superior Court of California, Orange County, against Professional Business Bank ("PBB"), for, among other things, interference with business prospects and violation of our rights of privacy relative to a line of credit and loan made by PBB to our subsidiary holding company.  PBB responded by calling both loans due.  Effective December 31, 2009, we reached a settlement (Note 10) with PBB to resolve this matter.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As of the end of December 2007, it was determined that ESCROW and MORTGAGE would be unable to continue in the current housing market and the operations of both companies were discontinued.  At December 31, 2009, the Company had negative working capital of $5,077,197, total liabilities of $8,157,178, and a stockholders’ deficit of $4,771,129.  Currently scheduled debt payment requirements for 2009 exceed the amount that can be expected to be generated from operations.   The Company's only source of revenue and sole customer is a related party (Note 4).  The Company’s most significant asset is a group of eight notes receivable that were issued by its four officers and directors, amounting to $2,261,350, which had the payment terms rewritten on extended terms in 2008.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company hopes to meet its working capital requirements through debt and private placements of equity.  In addition, the Company has entered into management contracts with a title company owned by four affiliates of the Company’s officers and directors, from which the Company expects to have positive cash flow.

Concentrations

In the years ended December 31, 2009 and 2008, the Company had only two customers.  One customer, FIRST, went out of business on July 1, 2009.  All revenue from FIRST has been fully reserved. Our second customer, CCTN, is a related party.  If CCTN was unable to pay for our services, we would have no customers and be unable to collect revenue.

We have a contract with one vendor that provides all of our title searching that can't be done using our title plant.  If that vendor were unable to provide future services, we would experience an interruption of service.  We are confident that the vendor could be readily replace.

13.       Deferred Income Taxes

As a result of its losses, the Company has not recorded any current or deferred income tax provisions for the years ended December 31, 2009 and 2008.  Significant components of the Company's deferred income tax assets at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$1,788,565	$979,821
Valuation allowance	(1,788,565)	(979,821)
Net deferred tax assets	$-	$-

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	2009	2008
Tax benefit at U.S. statutory rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%
Effective income tax rate	-%	-%

The Company has federal net operating loss carryforwards of $1,788,565. The federal net operating loss carryforward will begin to expire in 2028.  Based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, the Company has concluded that it is more likely than not that the net deferred income tax assets will not be realized through future taxable earnings and, accordingly, has established a full valuation allowance for them. The valuation allowance increased by $808,744 during the year ended December 31, 2009 as a result of the current year’s net losses.

14.       Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The Company incurred net losses in each of the periods presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon conversion of preferred stock and the conversion of debt that have conversion prices below the market value of our common stock at the measurement date.  The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the years ended December 31, 2009 and 2008:

Team Nation Holdings Corporation
Notes to the Financial Statements
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

	For the year ending December 31,
	2009	2008
Numerator:
Net loss	$(3,622,446)	$(1,569,570)
Denominator:
Weighted average number of common shares outstanding	54,304,646	38,436,064
Incremental shares from the assumed conversion of debt and preferred stock	-	-
Diluted common shares outstanding	54,304,646	38,436,064
Net loss per share basic and diluted	$(0.07)	$(0.04)

The following table sets forth the number of shares excluded from the computation of loss per share, as their effect would have been anti-dilutive:

2009
Series A Preferred Shares	55,454,850
Shares issued upon conversion of debt	136,562,001
192,016,851

The Series A Preferred Shares are convertible into 1% of the Company's outstanding common shares at the time of conversion.  The number of shares upon conversion presented above represents the maximum number of shares to be issued assuming the preferred shares are converted consecutively, rather than all at once.

15.       Subsequent Events

In March 2010, the Company signed an unsecured promissory note to convert a trade payable to a vendor into a note payable due March 2012. The principal amount of the note payable is $118,223, the same amount as the trade payable, with a term of 24 months requiring $5,000 monthly payments at 4% interest annually. The Company may prepay in whole or in part the balance of the note prior to maturity without penalty. In the event of default, the vendor may declare the unpaid principal balance and earned interest on this note immediately due.  The portion of this liability that is due after December 31, 2010 is presented as long term as of December 31, 2009.

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

On April, 10, 2009, the Company’s board of directors dismissed Moore & Associates and engaged the firm, Kelly & Company, Costa Mesa, California as the principal accountant to audit the Registrant’s financial statements for the fiscal year of the Registrant ended December 31, 2008.  Kelly & Company has also been retained to act as the principal accountant to audit the Registrant’s financial statements for the fiscal year of the Registrant ended December 31, 2009.

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

During the years ended December 31, 2008 and 2007, and through March 30, 2010, the Company did not consult with Kelly & Company regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

As of December 31, 2009, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer /Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer concluded and reported to the Board of Directors that the design and operation of our internal controls and procedures were effective as of December 31, 2009.

There have been no material changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

ITEM 9A(T). — CONTROLS AND PROCEDURES

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

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The current Executive officers and Directors of Registrant are:

Name	Position	Age

Dennis R. Duffy	Chief Executive Officer, Chairman of the Board and Director	67

Janis Okerlund	President , Secretary and Director	41

Daniel J. Duffy	Executive Vice President, Chief Financial Officer and Director	39

Norman J. Francis	Executive Vice President and Director	57

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

Janis Okerlund, Esq.,  President, Secretary  and Director:

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

Norman J. Francis, Executive Vice President and Director:

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

No appointee for a director position has been found guilty of any civil regulatory or criminal offense or is currently the subject of any civil regulatory proceeding or any criminal proceeding

Compliance with Section 16(a) of the Exchange Act

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

ITEM 11 — EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Cash Compensation.

Compensation paid for all services provided up to December 31, 2009 — The following table sets forth certain information with respect to the compensation we paid for services rendered during the fiscal year ended December 31, 2009, with respect to our Chief Executive Officer and each other executive officer who received cash compensation in excess of $100,000. Note that not all the compensation earned was not paid to the executives due to cash constraints caused by economic conditions in 2009. Compensation accrued but not yet paid will be paid incrementally as the company is able, without impairment to its ongoing operations. There were no Option Awards or other compensation paid or accrued during the fiscal year ended December 31, 2009.

SUMMARY COMPENSATION TABLE

Name	Position	Accrued Compensation	Paid Compensation

Dennis R. Duffy	Chief Executive Officer,	$151,200	$99,953
	Chairman of the Board and Director

Janis Okerlund, Esq.	President , Secretary and Director	$151,200	$103,808

Daniel J. Duffy	Executive Vice President
	Chief Financial Officer and Director	$0	$57,500

Norman J. Francis	Executive Vice President	$0	$67,447
	and Director

On December 23, 2009, the Company issued 15 shares each of its authorized Series A Convertible Preferred Stock to Dennis R. Duffy, Janis Okerlund, Esq., Daniel J. Duffy, and Norman J. Francis in consideration of their performance in fiscal 2009 and as an inducement to continue service in 2010.  Sixty shares were authorized under the designation of preferences and each shares has a stated value of $1000 USD.  Each share of the Series A Preferred Stock has voting rights equal to one percent (1%) of the Company’s outstanding Common Stock as of the record date for any vote of the Company’s Common Stock.  Each share of the Series A Preferred Stock is convertible into one percent (1%) of the Company’s outstanding Common Stock as of the date of the notice of conversion.  The Series A Preferred Stock does not accrue or be paid any dividends nor does it carry liquidation preferences over the Company’s Common Stock.

Option Grants, Exercise and Values

The Company does not currently have an adopted Stock Option Plan but hopes to formalize and adopt a plan for executives and key employees and recruits in 2009. There were no stock option grants or exercises during the fiscal year ended December 31, 2009.

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company’s Board of Directors held both in person meetings during the fiscal year ended December 31, 2009 and meetings by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

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

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended December 31, 2009. All information provided herein should be read in conjunction with the tables provided below.

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

Base Salary:   At present we do not have a salary structure for employees and Executives, and amounts are based on skill set, knowledge and responsibilities. Base salaries may be established as necessary. During the year ended December 31, 2009 none of our Named Executive Officers received a salary increase.

Stock Awards:   A portion of compensation paid to our executives will be equity based. We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives’ compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives. No stock compensation awards were granted during the year ending December 31, 2009.

Other Benefits:   Our Executive Officers and employees receive no other benefits.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the share ownership of officers, directors and 5% or greater shareholders as of March 29, 2010. There are 85,347,442 common shares at March 29, 2010

Name & Address (1)	No. Of Common Shares	% of Outstanding

Dennis R. Duffy (2)	10,053,412	11.78
Daniel J. Duffy (3)	10,101,252	11.84
Norm Francis (4)	10,057,248	11.78
Janis D. Okerlund	8,451,116	9.9
Officers and Directors as a Group(four persons)	38,663,028	45.30

(1)	C/o Team Nation Holding Corporation, 4667 MacArthur Boulevard, Suite 150, Newport Beach, CA 92660
(2)
Held in the name of Dennis R. Duffy, Charlotte K. Duffy, his wife, and KE Enterprises, Inc.   Mr. Duffy disclaims any beneficial ownership of the shares held by KE Enterprises, Inc., but under Rule 13-d(3), beneficial ownership of these shares may be attributed to him

(3)
Held in the name of Daniel J,. Duffy and One Track Management, Inc.   Mr. Duffy disclaims any beneficial ownership of the shares held by One Track Management, Inc., but under Rule 13-d(3), beneficial ownership of these shares may be attributed to him.

(4)	Held in the name of Norman J. Francis and Louise K. Oshiro, his wife.

On December 23, 2009, the Company issued 15 shares each of its authorized Series A Convertible Preferred Stock to Dennis R. Duffy, Janis Okerlund, Esq., Daniel J. Duffy, and Norman J. Francis in consideration of their performance in fiscal 2009 and as an inducement to continue service in 2010.  Sixty shares were authorized under the designation of preferences and each shares has a stated value of $1000 USD.  Each share of the Series A Preferred Stock has voting rights equal to one percent (1%) of the Company’s outstanding Common Stock as of the record date for any vote of the Company’s Common Stock.  Each share of the Series A Preferred Stock is convertible into one percent (1%) of the Company’s outstanding Common Stock as of the date of the notice of conversion.  The Series A Preferred Stock does not accrue or be paid any dividends nor does it carry liquidation preferences over the Company’s Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Due To/From Affiliate

The Company's main source of revenue is from its vendor services contract with CCTN.

Accordingly, the Company is dependent on CCTN to provide working capital for operations.  The Company owed its affiliate, CCTN, $332,177 at December 31, 2008. Numerous transactions throughout the year both increased this balance and also eventually paid it down to a balance of $0 as of December 31, 2009. In 2009, CCTN provided working capital for TEAM totaling $3,172,129. Of this amount, TEAM paid back operating capital of $415,043 to CCTN. $1,089,510 of this affiliate debt was purchased by Eventus Capital and is recorded on the balance sheet due as a convertible debt obligation to Eventus Capital. Office sublease payments made from CCTN to TEAM in 2009 totaled $82,209 and office sublease payments made from TEAM to CCTN in 2009 totaled $112,478. The related party payable decreased throughout the year by $1,823,836 for TEAM services performed related to the vendor services agreement with TEAM. Also, Team assumed invoiced liabilities from CCTN for Title Plant rental contracts associated with the services TEAM provides to CCTN totaling $206,186.

By December 31, 2009, the Company was owed $313,321 from CCTN. Transactions causing this affiliate receivable consisted of $117,305 due from the vendor services agreement between TEAM and CCTN. TEAM also assumed invoiced liabilities of CCTN for legal invoices totaling $98,782 as well as invoices for Title Plant rental contracts of $249,613 associated with the services TEAM provides to CCTN. Payments were made against this receivable by CCTN to TEAM during the year of $152,379 for operating capital.

Notes receivable – stockholders — $2,261,350

On May 31, 2007, the Company lent its 4 officers and directors a total of $2,600,000 in exchange for notes receivable from each director.  The notes receivable consist of four notes in the original amount of $650,000 each which were non interest bearing until May 31, 2008 and interest only payable at the rate of 5% per annum until the notes receivable are due in full on May 1, 2014.  On November 10, 2009, the agreements were amended, calling for interest only payments to commence January 1, 2011.  On June 1, 2008, the Company lent its 4 officers and directors a total of $1,000,000 in exchange for notes receivable from each director.  The notes receivable consist of four notes in the original amount of $250,000 each, bearing interest at 4.62% per annum.  There were no payments due until June 1, 2010, at which point interest only payment are due at the rate of 5% per annum until the notes receivable are due in full on June 1, 2015.  On November 10, 2009, the agreements were amended, calling for interest only payments to commence January 1, 2011.  The total notes receivable balance, including accrued interest, at December 31, 2009, from its four officers and directors was $2,261,350.  The funds were used by the officers and directors to purchase and fund CCTN.

A portion of the balance of the notes receivable was relieved during the year ended December 31, 2008 with shares of TEAM common stock. 364,548 common shares, valued at $1.00 per share for a total of $364,548 were returned to the company and retired to satisfy a portion of the outstanding notes receivable. The notes receivable balance increased during 2008 when TEAM made payments on a note payable on behalf of the four stockholders and directors to the former owner of CCTC.  The total of the payments was $167,494.  Also in 2008, the notes receivable balance was reduced with the satisfaction of accrued management fees of the four officers and directors in the amount of $276,750.   In 2009, the notes receivable increased by $45,884, which represents accrued interest on the notes.

Notes payable – shareholders — $0

At December 31, 2008, the Company had a demand note payable to an affiliate of a director in the amount of $13,958. The note was due on demand and did not bear interest.  It was satisfied in April 2009.

Purchase of Orange County, California Title plant

The Company acquired the Orange County title plant from California Counties Title Nation (“CCTN”) in December 2007.  CCTN is wholly owned by four affiliates of the four officers and directors of the Company.  The amount paid for the title plant was based on an appraisal and the consideration for the $710,000 purchase price included $200,000 in cash and a note payable by the Company in the amount of $510,000.  The note was non interest bearing and was paid in full in December 2008. The Company's acquisition of the title plant for Orange County from CCTC included a note payable in the amount of $510,000.  This amount was fully satisfied in 2008.

Management Agreements

Management fee revenues

TEAM entered into a management agreement with CCTN, which is a Southern California title company operated by TEAM's officers and directors, to manage all of their operations.  TEAM provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to both companies in exchange for monthly management fees plus a share of net profits, determined quarterly.  This agreement was amended as of January 1, 2009 to change the monthly fee from $100,000 per month to $40,000 per month plus $60 per open title order.  Management fee revenue from CCTN was $1,949,940 and $1,200,000 for the years ended December 31, 2009 and 2008, respectively, and is shown as related party management fees in the statement of operations.  Title plant fees were $994,595 and $94,050 for the years ended December 31, 2009 and 2008, respectively.

Management fee expenses

TEAM entered into management agreements in 2007 with affiliates of the four officers and directors by which they would actively manage operations, human resources, accounting services, sales, and marketing efforts for the TEAM. Each of the four agreements called for a $15,000 monthly fee.  These agreements were cancelled on January 1, 2009.  The Company entered into new management agreements with two of the officers and directors as of July 1, 2009, each at a cost of $25,200 per month per agreement.  Total management fee expenses were $302,400 and $720,000 for the years ended December 31, 2009 and 2008, respectively.  TEAM paid for the services partially in cash and partially as a reduction in shareholder receivables.  Related party management fee expenses payable were $212,673 and $179,157 at December 31, 2009 and 2008.

Modification of Payables

On November 3, 2009, the Company modified the terms of the management fee payables owed to the four officers and directors which made the payables convertible into shares of the Company's common stock at 60% of the average of the prior 5 day closing price.  The payables are due on demand and fully transferable.

Shares Issued

In June 2008, 364,548 shares were returned to the company to partially satisfy outstanding notes receivable. The shares were valued at $1.00 per share and have been retired.

As discussed in note 11, in July 2009, the Company issued 14,109,338 shares of its common stock to its four officers and directors for $423,280 in certificates of deposit which were taken by Professional Business Bank to reduce the line of credit.  The outstanding balance of the line of credit became due in July 2009 and the Company defaulted.  The officers and directors had guaranteed the line of credit with personal certificates of deposit.  As a result, Professional Business Bank called the guarantee to reduce the debt.

On November 3, 2009, Sunderland Capital, LLC (Sunderland) bought $10,000 of the Company's convertible payable to an entity owned by an officer and director.  On that same date, Sunderland converted the $10,000 payable into 666,665 shares of the Company's common stock at $0.015 per share, a 40% discount to the prior 5 days closing average.

On November 13, 2009, Sunderland bought $10,000 of the Company's convertible payable to an entity owned by an officer and director.  On that same date, Sunderland converted the $10,000 payable into 666,665 shares of the Company's common stock at $0.015 per share, a 40% discount to the prior 5 days closing average.

On December 11, 2009, Eventus bought $10,000 of the Company's convertible payable to an entity owned by an officer and director.  On that same date, Eventus converted the $10,000 payable into 638,570 shares of the Company's common stock at $0.01566 per share, a 40% discount to the prior 5 days closing average.

On December 16, 2009, Eventus bought $10,000 of the Company's convertible payable to an entity owned by an officer and director.  On that same date, Eventus converted the $10,000 payable into 665,070 shares of the Company's common stock at $0.015036 per share, a 40% discount to the prior 5 days closing average.

On December 22, 2009, Eventus bought $10,000 of the Company's convertible payable to an entity owned by an officer and director.  On that same date, Eventus converted the $10,000 payable into 638,570 shares of the Company's common stock at $0.01566 per share, a 40% discount to the prior 5 days closing average.

Subleases

TEAM has entered into subleases with CCTN. TEAM leases office space from CCTN in Pasadena, CA and CCTN leases space from TEAM in Newport Beach, CA. TEAM pays CCTN 50% of its lease expense for the Pasadena office, which amounts to $8,998 per month. CCTN pays TEAM 80% of its lease expense for the Newport Beach office which amounts to $7,075 per month. These transactions are booked through affiliate receivable/payable accounts.

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	See attached Financial Statements.

	(2)	Not applicable.

	(3)	See (b) below.

(b)	Exhibits filed with this annual report.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Articles of Incorporation (2)
3.3	Amendment to Articles of Incorporation (3)
10.1	Agreement and Plan of Reorganization dated June 17, 2008, between Registrant and Team Nation Holdings Corporation; (4)
10.2	Agreement and Plan of Reorganization dated June 10, 2009, between Registrant and Calcounties Title Nation Company; (5)
10.3	Management Agreement dated January 2, 2009, between Team and CCTN; (5)
10.4	Convertible Promissory Note dated 11-18-2009 between Registrant and JMJ Financial (6)
10.5	Amended Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed in Nevada on 1-4-10 (7)
10.6	Settlement Agreement dated January 21, 2010 between Registrant and Professional Business Bank (8)
14.1	Code of Ethics (9)
16.1	Letter from Malone & Bailey, PC dated June 26, 2008, to the Securities and Exchange Commission (10)
16.2	Letter from Moore & Associates dated April 21, 2009 to the Securities and Exchange Commission (11)
31.1	Section 302 Certification (CEO)
31.2	Section 302 Certification (CFO)
32.1	Section 906 Certification (CEO)
32.2	Section 906 Certification (CFO)

(1)	Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on July 16, 2007, an incorporated herein by reference.
(2)	Filed as an exhibit to our Form 10-QSB, filed with the Commission on August 14, 2007, and incorporated herein by reference.
(3)	Filed as an Exhibit to our Form 10-K, filed with the commission on May 4, 2009, and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K, filed with the Commission on March 14, 2008, and incorporated herein by reference.
(5)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on June 20, 2008.
(6)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on November 19, 2009.
(7)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on January 8, 2010.
(8)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on March 8, 2010.
(9)	Filed as an Exhibit to our Form 10-K, filed with the commission on May 4, 2009, and incorporated herein by reference.
(10)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on June 26, 2009.
(11)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on April 28, 2009.

(c)	Not applicable.

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

We did not pay any fees to Kelly & Company during the fiscal years ended December 31, 2007 or 2006. Subsequent to December 31, 2007 we have incurred fees payable to Kelly & Co., PC of approximately $90,000 for professional services rendered for the audit of our financial statements for the year ended December 31, 2008.  We incurred fees payable to Kelly & Co., PC of approximately $35,000 for professional services rendered for the audit of our financial statements for the year ended December 31, 2009.

Audit-Related Fees

Neither Malone & Bailey, Moore & Associates nor Kelly & Company, PC were paid any additional fees for the fiscal years ended December 31, 2009 or 2008 for services related to the performance of the audit or review of our financial statements.

Tax Fees

No fees were paid for tax related services to any independent advisors during the years ended December 31, 2009 or 2008.

Other Fees

Neither Malone & Bailey, Moore & Associates nor Kelly & Company, PC were paid any other fees for professional services during the fiscal years ended December 31, 2009 or 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Team Nation Holdings Corporation

Date: April 15, 2010	By:	/s/ Dennis R. Duffy
Dennis R. Duffy Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2010	By:	/s/ Dennis R. Duffy
Dennis R. Duffy Chief Financial Officer

DIRECTORS

Date: April 15, 2010	By:	/s/ Dennis R. Duffy
Dennis R. Duffy Director

Date: April 15, 2010	By:	/s/ Daniel J. Duffy
Daniel J. Duffy Director

Date: April 15, 2010	By:	/s/ Norman J. Francis
Norman J. Francis Director

Date: April 15, 2010	By:	/s/ Janis Okerlund
Janis Okerlund Director