Form 10-Q
period 2010-03-31
Team Nation Holdings CORP
filed 2010-05-17
CIK 1390891

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

As of May 13, 2010, there were 92,567,249 shares of the registrant’s common stock, $.0001 par value, outstanding.

Team Nation Holdings Corporation
 FORM 10-Q
 For the Quarterly Period Ended March 31, 2010

ITEM 1. FINANCIAL STATEMENTS

Team Nation Holdings Corporation
Financial Statements
As of March 31, 2010 and December 31, 2009 and
For the Three-Month Periods Ended March 31, 2010 and 2009

Financial Statements of Team Nation Holdings Corp:

Team Nation Holdings Corporation
Balance Sheets
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,452	$19,029
Due from affiliates	-	313,321
Total current assets	6,452	332,350
Notes receivable- related party	2,277,428	2,261,350
Accrued interest on JMJ note receivable	8,737	2,804
Title plant	710,000	710,000
Software and leasehold improvements, net of accumulated depreciation of $13,947 and $8,500	52,003	52,515
Deposits	27,030	27,030
Total assets	$3,081,650	$3,386,049
LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Accounts payable - trade	$637,325	$693,275
Accounts payable of abandoned discontinued operations	5,569	5,569
Affiliate payable	113,910	-
Related party convertible payable obligations	241,649	182,673
Accrued liabilities	125,347	119,314
Current portion of financing agreement	121,850	104,882
Current portion of note payable	42,088	-
Convertible debt obligation, net of discount of $713,405 and $982,051	240,105	97,458
Derivative liability	3,372,896	4,206,376
Total current liabilities	4,900,739	5,409,547
Financing agreement, net of current portion	2,590,183	2,645,118
Convertible note payable, net of discount of $527,190 and $576,460	72,810	23,540
Note payable, net of current portion	76,134	76,134
Accrued interest	8,839	2,839
Total liabilities	7,648,705	8,157,178
Commitments and contingencies (note 13)
Shareholder's deficit:
Preferred stock ($0.001 stated value, 60 shares authorized, 60 shares issued and outstanding)	-	-
Common stock ($0.001 stated value, 1,000,000,000 shares authorized, 85,319,804 and 67,901,401 shares issued and outstanding)	85,320	67,901
Additional paid in capital	1,724,621	1,566,039
Stock subscription receivable	(450,000)	(450,000)
Accumulated deficit	(5,926,996)	(5,955,069)
Total shareholder's deficit	(4,567,055)	(4,771,129)
Total liabilities and shareholder's deficit	$3,081,650	$3,386,049

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Statements of Operations
For the Three-Month Periods Ended March 31, 2010 and 2009

	For the Three Month
	Period Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Management fees	-	$30,000
Management fees- related party	$367,800	562,320
Joint marketing	824	-
Total revenue	368,624	592,320
Operating expenses:
Title plant fees
Search fees	202,523	274,828
Processing and general	154,228	112,389
Customer service expenses	16,210	64,999
General & administrative expenses	337,945	180,442
Related party management fees	100,800	-
Bad debt expense	-	30,000
Unreimbursed expenses	-	11,000
Selling expenses	37,587	3,282
Total operating expenses	849,293	676,940
Operating loss	(480,669)	(84,620)
Other expense (income):
Interest income	(5,933)	-
Interest income- related party	(16,078)	(15,502)
Interest expense	28,032	74,350
Accretion of debt discount	317,916	-
Derivative liability income	(833,480)	-
Loss from continuing operations before provision for income taxes	28,874	(143,468)
Provision for income taxes	800	-
Loss from continuing operations	28,074	(143,468)
Loss from discontinued operations	-	(3,918)
Net income (loss)	$28,074	$(147,386)
Income (loss) per share from continuing operations:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Loss per share from discontinued operations:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Net income (loss) per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average shares outstanding:
Basic	75,682,142	47,191,894
Diluted	293,407,450	47,191,894

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Statements of Cash Flows
For the Three-Month Periods Ended March 31, 2010 and 2009

	For the Three Month
	Period Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$28,074	$(147,386)
Loss from discontinued operations	-	(3,918)
Loss from continuing operations	28,074	(143,468)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Shares issued for services	10,000	-
Bad debt expense	-	30,000
Unreimbursed expenses	-	11,000
Depreciation expense	5,447	-
Accretion of debt discount	317,916	-
Derivative liability income	(833,480)	-
Accrued interest expense on JMJ note payable	6,000	-
Accrued interest income on related party notes receivable	(16,078)	(15,501)
Accrued interest income on in substance stock subscription	(5,933)	-
Decrease (increase) in assets:
Accounts receivable	-	(29,960)
Due from affiliate	313,321	-
Prepaid expenses	-	(27,787)
Deposit	-	(26,530)
Increase (decrease) in liabilities:
Accounts payable	(13,861)	(124,351)
Accrued liabilities	6,033	77,170
Related party payable	113,910	242,267
Related party convertible payable obligations	98,976	-
Cash provided by (used in) operating activities - continuing operations	30,325	(11,078)
Cash used in operating activities- discontinued operations	-	(3,650)
Cash provided by (used in) operating activities	30,325	(14,728)
Cash flows from investing activities:
Purchase of software and improvements	(4,935)	-
Cash used in investing activities -continuing operations	(4,935)	-
Cash provided by investing activities -discontinued operations	-	368
Cash provided by (used in) investing activities	(4,935)	368
Cash flows from financing activities:
Related party loan	-	(2,608)
Repayment of financing agreement	(37,967)	-
Sale of common stock	-	7,004
Bank overdraft	-	5,668
Cash provided by (used in) financing activities - continuing operations	(37,967)	10,064
Cash used in financing activities - discontinued operations	-	-
Cash provided by (used in) financing activities	(37,967)	10,064
Net decrease in cash	(12,577)	(4,296)
Cash and cash equivalents at beginning of period	19,029	4,296
Cash and cash equivalents at end of period	$6,452	$-

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Statements of Cash Flows
For the Three-Month Periods Ended March 31, 2010 and 2009
(continued)

Supplemental Disclosure of Cash Flow Information

	For the Three Month
	Period Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash paid during the fiscal years for:
Interest	$22,032	$420
Income taxes	$800	$-

Schedule of Non cash Financing Activities

Common stock used to satisfy related party convertible payable obligations	$40,000	$-
Common stock used to satisfy convertible debt obligation	$126,000	$-

Team Nation Holdings Corporation
Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For the Three-Month Periods Ended March 31, 2010 and 2009

1.         Description of Business

TEAM Nation Holdings Corporation (the "Company") ("TEAM"), a Nevada corporation, was originally incorporated in California on November 22, 2006 as Real Estate Services Holding, Inc. and changed its name to TEAM on June 21, 2007.  Until December 2009, the financial statements included the accounts of TEAM Nation Holding Corporation (“TEAM”) and its two wholly owned subsidiaries, Escrow Nation, Inc. (“ESCROW”) and Mortgage Nation, Inc. (“MORTGAGE”). The operations of both subsidiaries have been discontinued. All significant intercompany balances and transactions have been eliminated.  TEAM, ESCROW and MORTGAGE commenced operations on February 1, 2007. TEAM is a management and services company specializing in management solutions for title companies and title production services.  The Company focuses on counter-cyclical growth to acquire, manage and consult for title, escrow, mortgage, real estate and REO companies.

TEAM provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to a title company in exchange for order-based fees.

Nature of Presentation

Certain reclassifications have been made to prior-period amounts to conform to current presentation. Management is responsible for the unaudited financial statements included in this document.  The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.         Significant Accounting Policies

Cash and cash equivalents

The Company considers all cash on hand; cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.  At March 31, 2010, the Company does not have any cash equivalents.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2010 and December 31, 2009, the Company did not have any funds on deposit in excess of FDIC insured limits.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For the Three-Month Periods Ended March 31, 2010 and 2009

Revenue recognition

TEAM’s revenue is derived from management and production services.  Revenue from services is recognized when the service is performed.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments (Note 5). Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  The Company wrote off all trade receivables as of December 31, 2009 and did not reserve any receivables during the three-month period ended March 31, 2010.

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

Team Nation Holdings Corporation
Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For the Three-Month Periods Ended March 31, 2010 and 2009

The carrying values of our cash and beneficial conversion feature derivative liability carried at fair value as of March 31, 2010 and December 31, 2009, are classified in the table below in one of the three categories described above:

	Fair Value at March 31, 2010 and December 31, 2009
	Level 1	Level 2	Level 3	Total
March 31, 2010:
Cash and cash equivalents	$6,452	-	-	$6,452
Derivative liability	-	-	$3,372,896	$3,372,896
December 31, 2009:
Cash and cash equivalents	$19,029	-	-	$19,029
Derivative liability	$-	-	4,206,376	$4,206,376

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

Advertising

Advertising expense was $342 and $0 for the three-month periods ended March 31, 2010 and 2009, respectively.

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

Team Nation Holdings Corporation
Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For the Three-Month Periods Ended March 31, 2010 and 2009

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

3.         Discontinued Operations

In May 2007 we formed two subsidiaries: Escrow Nation, Inc. (“Escrow”) and Mortgage Nation, Inc. (“Mortgage”).  Escrow was licensed to transact escrow business by the California Department of Corporations and Mortgage was licensed to provide mortgage broker services.  In December 2007, we decided to discontinue the operations of both Escrow and Mortgage as a result of the significant downturn in the California housing market.  In December 2009, these entities were abandoned and liabilities were assumed by the Company.  We recognized a loss of $3,918 from the discontinued operations for the three-month period ended March 31, 2009.

The accompanying table illustrates the reporting of the discontinued operations on the face of the Statements of Operations for the three-month period ended March 31, 2009:

	For the Three Month Period
	Ended March 31, 2009
	ESCROW	MORTGAGE	Total
Revenues	$-	$-	$-
Costs and expenses:
Selling, general and administrative	-	368	368
Shutdown expense	3,395	-	3,395
Interest expense	155	-	155
Loss from discontinued operations	$(3,550)	$(368)	$(3,918)

Team Nation Holdings Corporation
Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For the Three-Month Periods Ended March 31, 2010 and 2009

4.         Related Party Transactions

Relationship With Affiliate - CalCounties Title Nation

TEAM's only revenue source from July 1, 2009 going forward is from its vendor services agreement with CalCounties Title Nation ("CCTN"), which is a Southern California title company operated by TEAM's officers and directors.  In 2007, TEAM, as a private company, lent its officers and directors the funds which were used to buy CCTN.  TEAM is dependent on CCTN for working capital advances and its only source of revenue.  If CCTN were unable to continue to provide working capital advances or revenue, TEAM would not be able to survive.  TEAM is a variable interest of CCTN, but CCTN is not a variable interest of TEAM.  As such, the financial statements of TEAM presented herein have not been consolidated with the financial statements of CCTN.  CCTN's financial statements as of December 31, 2009 and for the year then ended were audited by another firm for the purpose of filing them with the California Department of Insurance and are summarized as follows:

As of
December 31,
2009
Current assets	$3,938,971
Total assets	$5,153,659
Current liabilities	$2,548,060
Total liabilities	$2,934,295
Stockholders' equity	$2,219,364

For The
Year Ended
December 31,
2009
Total operating revenues	$13,172,745
Total operating expenses	$12,156,231
Net income	$1,106,609

Due To/From Affiliate

The components of the amounts due to/from CCTN for the three-month period ended March 31, 2010 is as follows:

Due from CCTN, December 31, 2009	$313,321
Satisfaction of amounts owed by CCTN for the vendor services agreement	367,800
Operating capital advances from CCTN to TEAM	(757,482)
Operating capital advances from TEAM to CCTN	27,565
Sublease payments from CCTN to TEAM	21,224
Sublease payments from TEAM to CCTN	(26,993)
TEAM assumption of CCTN invoices	(59,345)
Due to CCTN, March 31, 2010	$(113,910)

Team Nation Holdings Corporation
Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For the Three-Month Periods Ended March 31, 2010 and 2009

Notes Receivable – Related Party

On May 31, 2007, the Company lent its 4 officers and directors a total of $2,600,000 in exchange for notes receivable from each director.  The notes receivable consist of four notes in the original amount of $650,000 each which were non-interest bearing until May 31, 2008 and interest only payable at the rate of 5% per annum until the notes receivable are due in full on May 1, 2014.  On November 10, 2009, the agreements were amended, calling for interest only payments to commence January 1, 2011.  On June 1, 2008, the Company lent its 4 officers and directors a total of $1,000,000 in exchange for notes receivable from each director.  The notes receivable consist of four notes in the original amount of $250,000 each, bearing interest at 4.62% per annum.  There were no payments due until June 1, 2010, at which point interest only payment are due at the rate of 5% per annum until the notes receivable are due in full on June 1, 2015.  On November 10, 2009, the agreements were amended, calling for interest only payments to commence January 1, 2011.  The total notes receivable balance, including accrued interest, at March 31, 2010, from its four officers and directors was $2,277,428.  The funds were used by the officers and directors to purchase and fund CCTN.

During the three month periods ended March 31, 2010 and 2009, the notes receivable balance increased by $16,078 and $15,502, respectively, as a result of the accrual of interest.

Management Agreements

Management fee revenues

On January 2, 2008, TEAM entered into a management agreement with CCTN to manage all of their operations.  TEAM provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to CCTN for a monthly management fee plus a share of net profits, determined on a calendar quarterly basis.  This agreement was amended as of January 1, 2009 to change the monthly fee from a flat fee of $100,000 per month to a semi-variable fee of $40,000 per month plus $60 per open title order.  Management fee revenue from CCTN was $367,800 and $562,320 for the three-month periods ended March 31, 2010 and 2009, respectively, and is reported as related party management fees in the statement of operations.  Title plant fees were $202,523 and $274,828 for the three-month periods ended March 31, 2010 and 2009, respectively.

Management fee expenses

TEAM entered into management agreements in 2007 with affiliates of the four officers and directors by which they would actively manage operations, human resources, accounting services, sales, and marketing efforts for the TEAM. Each of the four agreements called for a $15,000 monthly fee.  These agreements were cancelled on January 1, 2009.  The Company entered into new management agreements with two of the officers and directors as of July 1, 2009, each at a cost of $25,200 per month per agreement.  Total management fee expenses were $100,800 and $0 for the three-month periods ended March 31, 2010 and 2009, respectively.  TEAM paid for the services partially in cash and partially as a reduction in shareholder receivables.  The management fee agreements were terminated February 28, 2010.  Related party management fee expenses payable were $241,649 at March 31, 2010.

Modification of Payables

On November 3, 2009, the Company modified the terms of the management fee payables owed to the four officers and directors which made the payables convertible into shares of the Company's common stock at 60% of the average of the prior 5 day closing price.  The payables are due on demand and fully transferable.

Shares Issued

As discussed in note 12, in July 2009, the Company issued 14,109,338 shares of its common stock to its four officers and directors for $423,280 in certificates of deposit which were taken by Professional Business Bank to reduce the line of credit.  The outstanding balance of the line of credit became due in July 2009 and the Company defaulted.  The officers and directors had guaranteed the line of credit with personal certificates of deposit.  As a result, Professional Business Bank called the guarantee to reduce the debt.

In two November 2009 transactions, Sunderland Capital, LLC (Sunderland) bought and converted a total of $20,000 of the Company's convertible related party payable.  In each transaction, Sunderland converted the $10,000 tranche into 666,665 shares of the Company's common stock at $0.015 per share, a 40% discount to the prior 5 days closing average.

In three December 2009 transactions, Eventus bought and converted a total of $30,000 of the Company's convertible related party payable.  In each transaction, Eventus converted the $10,000 tranche into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 1,942,210 shares of the Company's common stock were issued in the three transactions.

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

In four February 2010 transactions, Eventus bought and converted a total of $40,000 of the Company's convertible related party payable.  In each transaction, Eventus converted the $10,000 tranche into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 3,716,112 shares of the Company's common stock were issued in the four transactions.

Subleases

TEAM has entered into subleases with CCTN.  TEAM leases office space from CCTN in Pasadena, CA and CCTN leases space from TEAM in Newport Beach, CA. TEAM pays CCTN 50% of its lease expense for the Pasadena office, which amounts to $8,998 per month. CCTN pays TEAM 80% of its lease expense for the Newport Beach office which amounts to $7,075 per month. These transactions are booked through affiliate receivable/payable accounts.  See Note 13 for the Company's minimum lease obligations.

TEAM's sublease expense to CCTN

2010 (remainder of year)	$80,978
2011	-
2012	-
2013	-
2014 and thereafter	-
Total minimum lease payments	$80,978

TEAM's sublease revenue from CCTN

2010 (remainder of year)	$63,671
2011	84,895
2012	17,687
2013	-
2014 and thereafter	-
Total minimum sublease revenue	$166,253

Team Nation Holdings Corporation
Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For the Three-Month Periods Ended March 31, 2010 and 2009

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

The $500,000 JMJ Note Receivable, dated November 18, 2009, is due November 18, 2012.  The JMJ Note Receivable bears interest at a rate of 14.4% with no discount allowed for early principal reductions.  All interest and principal payments are due on the maturity date.  Principal and interest may be prepaid without penalty.  The JMJ Note Receivable is secured by $500,000 worth of assets of JMJ.  JMJ paid $50,000 of the JMJ Note Receivable with cash in November 2009.  The JMJ Note Receivable principal and accrued interest balances are $450,000 and $8,737 at December 31, 2009, respectively.

7.         Software and Leasehold Improvements

Software and leasehold improvements consist of the following:

March 31,
2010
Software	$64,584
Leasehold improvements	1,367
65,951
Less: accumulated depreciation	(13,947)
Software and Leasehold Improvements, net	$52,004

Depreciation expense related to software and leasehold improvements for the three-month periods ended March 31, 2010 and 2009, was $5,447 and $0, respectively.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For the Three-Month Periods Ended March 31, 2010 and 2009

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

The Company reviews the carrying value of the title plant asset on an annual basis to determine whether impairment may exist.  No impairments existed at December 31, 2009.

9.         Convertible Debt

Convertible Debt Obligation - Eventus Capital

On November 25, 2009, the Company converted its affiliate payable to CCTN, in the amount of $1,089,509, to an unsecured, convertible obligation in favor of CCTN.  CCTN then transferred this convertible debt obligation to Eventus Capital, Inc. (“Eventus”), an unrelated third party. The debt obligation is due November 25, 2010, bears no interest and contains a conversion feature that allows Eventus to convert the debt obligation, in $10,000 tranches, into shares of the Company’s common stock at a conversion rate of 60% of the average five day closing bid price preceding the conversion notice date.  Eventus may convert the debt obligation at their election, but may not hold more than 4.99% of the Company’s outstanding shares at any time.

Since conversion of the debt obligation into common shares is at the option of the holder and the conversion price is indexed to the Company's stock price, the fair value of the embedded conversion feature of the debt obligation is recorded by the Company as a derivative liability. This derivative liability is adjusted to fair value at each reporting period, with income or expense recorded to the statement of operations.  At the issuance date, the fair value of the embedded conversion feature of the debt obligation, a level 3 fair value input, was $1,583,194 which resulted in a debt discount of $1,089,510 and a derivative liability expense of $493,684. The derivative liability expense was recorded upon issuance in the amount that the liability exceeded the value of the debt obligation.  On December 22, 2009, Eventus converted $10,000 of the debt obligation into 638,570 common shares of the Company (Note 12).  During the three-month period ended March 31, 2010, Eventus converted $126,000 of the debt obligation into 13,202,291 common shares of the Company.  At March 31, 2010, the debt obligation balance to Eventus was $953,510.  The value of the embedded conversion feature had decreased to $1,542,896 resulting in a decrease to the derivative liability and to the Company's loss of $210,347 for the three-month period ended March 31, 2010.  Accretion of the debt obligation's debt discount for the three-month period ended March 31, 2010 was $268,646.

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

Since conversion of the JMJ Note Payable into common shares is at the option of the holder and the conversion price is indexed to the Company's stock price, the fair value of the embedded conversion feature of the JMJ Note Payable is recorded as a derivative liability. The derivative liability is adjusted to fair value at each reporting period, with income or expense recorded to the statement of operations.  At the issuance date, the fair value of the embedded conversion feature, a level 3 fair value input, of the JMJ Note Payable was $2,992,500 which resulted in a debt discount of $600,000 and a derivative liability expense of $2,492,500. At March 31, 2010, the value of embedded conversion feature had decreased to $1,830,000, resulting in a decrease to the derivative liability and a decrease in the Company's loss of $419,250 for the three-month period ended March 31, 2010.  Accretion of the JMJ Note Payable debt discount for the three-month period ended March 31, 2010 was $49,270.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For the Three-Month Periods Ended March 31, 2010 and 2009

Fair Value Valuation Technique and Assumptions

The Company uses the Black-Scholes Option Pricing Model to determine the fair value of derivative liabilities associated with the embedded conversion features of the Eventus debt obligation and the JMJ note payable.  The assumptions used in calculating the black-scholes value of these embedded conversion features as of March 31, 2010 is as follows:

Risk-free interest rate	0.34% to 1.50%
Expected volatility of common stock	281% to 345%
Dividend yield	0.00%
Expected life of conversion features	0.7-2.6 years

10.      Note Payable

In March 2010, the Company signed an unsecured promissory note to convert a trade payable to a vendor into a note payable due March 2012. The principal amount of the note payable is $118,223, the same amount as the trade payable, with a term of 24 months requiring $5,000 monthly payments at 4% interest annually. The Company may prepay in whole or in part the balance of the note prior to maturity without penalty. In the event of default, the vendor may declare the unpaid principal balance and earned interest on this note immediately due. The current portion of the note payable is $42,088 as of March 31, 2010.

11.      Professional Business Bank Debt

In November 2009, the Company and its four major shareholders, who are also officers and directors, entered into a Settlement Agreement that resolved then existing litigation (Note 13) and satisfied promissory notes that were in default with Professional Business Bank ("PBB").  Per the settlement agreement, PBB received five certificates of deposit ("CDs") that were being held as collateral until resolution of this matter.  One of the CDs, with a value of $106,593, was the property of the Company. The other four CDs, totaling $423,280, were the property of the guarantors (the 4 officers and directors). As part of the settlement, PBB settled the Company's two notes payable in default totaling $3,381,292 and accrued interest of $363,644 by issuing a new financing in the amount of $2,750,000 with a five-year term and at an interest rate of 5%.  The financing calls for monthly payments of $20,000 per month that commenced January 26, 2010 and increase annually by $5,000 per month.  The monthly payments include principal and interest with the unpaid balance due at the end of the five year term.  If the Company is able to pay off the $2,750,000 within one year of issuance, the Company will receive a $250,000 discount.  PBB has received as security for this transaction a stipulated judgment against the Company and the four officers and directors in the amount of $3,215,062.  The four officers and directors all entered into personal guaranty agreements with PBB (Note 4).  The settlement agreement resulted in a gain on settlement of $465,063 for the year ended December 31, 2009.

Debt owed to PBB at March 31, 2010 and December 31, 2009 consists of the following:

	2010	2009
Financing Agreement
PBB financing agreement payable; unsecured; interest at 5% APR; guaranteed by the four officers and directors; monthly principal and interest payments o f$20,000 per month starting January 26, 2010, increasing $5,000 annually with a balloon payment due at the end of the five year term	$2,750,000	2,750,000
Less current portion	(121,850)	(104,882)
Long term debt to PBB	$2,628,150	$2,645,118

For the three-month periods ended March 31, 2010 and 2009, interest expense on the PBB debt was $28,032 and $74,350, respectively.

Maturity of all TEAM debt, is as follows:

Year ended December 31,
2010 (remainder of year)	$121,233
2011	230,289
2012	860,265
2013	316,271
2014 and beyond	1,902,197
$3,430,255

Team Nation Holdings Corporation
Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For the Three-Month Periods Ended March 31, 2010 and 2009

12.      Stockholder's Equity

Preferred stock

On December 23, 2009, the Company issued its four officers and directors each 15 shares of Series A Convertible Preferred Stock of the Company for $60,000.  Each share of Series A Convertible Preferred Stock is convertible into 1% of the Company's common stock at the date of conversion.  The preferred shares do not have liquidation preference over common shares.  Each preferred share is entitled to as many votes equal to 1% of the Company's outstanding common stock.  On January 4, 2010, the Company amended the certificiate of designation of preferences and rights of Series A Preferred Stock previously filed with the Nevada Secretary of State which changed the number of shares authorized from 50,000,000 to 60 shares. At March 31, 2010 and December 31, 2009, there were 60 shares issued and outstanding.  There were no preferred shares issued and outstanding at December 31, 2008.

Common stock

The Company collected $7,004 of subscriptions receivable during the three-month period ended March 31, 2009.

In June 2009, the Company issued 400,797 shares of its common stock to certain of its stock subscription subscribers to meet a pricing provision in the subscription agreement ("Free-up shares").  There was no financial impact of the issuance of these shares.

In July 2009, the Company issued 14,109,338 shares of its common stock to its four officers and directors as consideration for each of the individuals' certificates of deposit which were taken by PBB to partially satisfy a line of credit.  The certificates of deposit in total were valued at $423,280.  The outstanding balance of the line of credit became due in July 2009 and the Company defaulted.  The officers and directors had guaranteed the line of credit with personal certificates of deposit.  The Company reached a settlement with PBB effective December 31, 2009 (Note 11).

In August 2009, the Company sold 200 shares of its common stock for cash of $200.

In September 2009, the Company issued 1,293,333 shares of its common stock to a stock subscription subscriber to meet a pricing provision in the agreement.  There was no financial impact of the issuance of these shares.

In two November 2009 transactions, Sunderland bought a total of $20,000 of the Company's convertible related party payable.  In each transaction, Sunderland converted the $10,000 tranche into 666,665 shares of the Company's common stock at $0.015 per share, a 40% discount to the prior 5 days closing average.

In three December 2009 transactions, Eventus bought a total of $30,000 of the Company's convertible related party payable.  In each transaction, Eventus converted the $10,000 tranche into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 1,942,210 shares of the Company's common stock were issued in the three transactions.

In December 2009, the Company issued 1,796,504 shares of its common stock to the former landlord of ESCROW, the Company's discontinued subsidiary, in satisfaction of a $53,895 lease liability owed.  The share value of $0.03 was the closing price on the date of issuance.

In December 2009, Eventus converted a $10,000 tranche of the Company's convertible debt obligation (Note 9) into 638,570 shares of the Company's common stock at $0.01566 per share, a 40% discount to the prior 5 days closing average.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For the Three-Month Periods Ended March 31, 2010 and 2009

In four February 2010 transactions, Eventus bought a total of $40,000 of the Company's convertible related party payable.  In each transaction, Eventus converted the $10,000 tranche into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 3,716,112 shares of the Company's common stock were issued in the four transactions.

In February 2010, the Company issued 500,000 shares of the Company's common stock for investor relations services valued at $10,000.

During the quarter ended March 31, 2010, Eventus converted 11 tranches of its  convertible debt obligation totaling $126,000.  In each transaction, Eventus converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 13,202,291 shares of the Company's common stock were issued in the eleven transactions.

13.      Commitments and Contingencies

Operating Leases

The Company has operating leases for certain office equipment and the facility. Future minimum lease payments are as follows for the years ending December 31:

2010 (remainder of year)	$184,857
2011	145,458
2012	30,493
2013	-
2014 and thereafter	-
Total minimum lease payments	$360,808

Rental expense was $32,690 and $17,538 for the three-month periods ended March 31, 2010 and 2009, respectively.  Rental expense is net of sublease income of $21,224 and $3,537 for the three-month periods ended March 31, 2010 and 2009.  Note 4 contains future expected sublease income and expenses.

Litigation

The Company's policy is to recognize amounts related to legal matters as a charge to operations if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

On September 8, 2008 we filed suit in the Superior Court of California, Orange County, against Professional Business Bank ("PBB"), for, among other things, interference with business prospects and violation of our rights of privacy relative to a line of credit and loan made by PBB to our subsidiary holding company.  PBB responded by calling both loans due.  In November 2009, we reached a settlement (Note 11) with PBB to resolve this matter.

Team Nation Holdings Corporation
Notes to the Financial Statements
As of March 31, 2010 and December 31, 2009 and
For the Three-Month Periods Ended March 31, 2010 and 2009

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At December 31, 2009, the Company had negative working capital of $4,894,287, total liabilities of $7,648,705, and a stockholders’ deficit of $4,567,055.  The Company's only source of revenue and sole customer is a related party (Note 4).  The Company’s most significant asset is a group of eight notes receivable that were issued by its four officers and directors, amounting to $2,261,350, which had the payment terms rewritten on extended terms in 2008.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Potentially dilutive common stock equivalents include the common stock issuable upon conversion of preferred stock and the conversion of debt that have conversion prices below the market value of our common stock at the measurement date.  The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three-month periods ended March 31, 2010 and 2009:

	For the three month period ending March 31,
	2010	2009
Numerator:
Net income (loss)	$28,074	$(147,386)
Denominator:
Weighted average number of common shares outstanding	75,682,142	47,191,894
Incremental shares from the assumed conversion of debt and preferred stock	217,725,308	-
Diluted common shares outstanding	293,407,450	47,191,894
Net income (loss) per share:
Basic and diluted	$0.00	$0.00
Diluted	$0.00	$0.00

The following table sets forth the number of shares reserved for issuance upon conversion of debt and Series A Preferred Stock:

	As of March 31,
	2010	2009
Series A Preferred Shares	69,680,402	-
Shares issued upon conversion of debt	304,289,581	-
	373,969,983	-

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

At March 31, 2010 we had negative working capital of $4,894,287 and incurred an operating loss of $480,669 during the three month period ended March 31, 2010.  Our operations do not currently provide sufficient cash flow to meet our obligations. It is not likely that we will become cash flow positive in 2010.  However, we believe we are able to restructure or meet our obligations as they become due during the coming months while we move toward positive cash flow. Our company is still highly leveraged and there can be no assurance that revenues from operations, convertible debt financing and/or common stock sales will be sufficient to fund our current business plan.

The company has also entered in to convertible debt obligations with Eventus Capital and JMJ Financial to help meet financing needs. As described in detail in Note 9 of the financial statements, this financing is based on cash payments to TEAM in exchange for stock at a discount which pays down the debt financing owed to Eventus and JMJ. Eventus can convert the obligation in $10,000 tranches into shares of the Company’s common stock at the conversion rate of 60% of the average five day closing bid price preceding the conversion notice date. With each cash payment, JMJ can convert into shares of the Company's common stock at the conversion rate of 40% of the lowest trade price in the 20 trading days prior to the conversion. This financing is expensive and dependent on the ability of the marketplace to absorb the volume of stock sales that are required to maintain this level of stock issuance. These two financing arrangements are responsible for over 174 million shares of the almost 218 million share difference between basic and diluted weighted average shares outstanding on the statement of operations. Eventus and JMJ have already indicated that at current stock prices they will not participate in further financing. This financing caused a derivative liability expense of $2,616,867 on the statement of operations in 2009. However, for the 3 months ended March 31, 2010, the original derivative liability incurred has been reduced by $833,480. This derivative liability is still a significant current liability in the amount of $3,372,896 which is approximately 69% of the working capital deficiency that exists as of 3/31/2010.

The ability of the Company to continue as a going concern during the next year depends on the Company’s success being able to acquire ongoing financing and being able to execute its operating plans to generate positive cash flow.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of Three Month Period Ended March 31, 2010 to the Three Month Period Ended March 31, 2009

Revenues

Our revenue during the three month period in 2010 totaled $368,624 compared to $592,320 during the same period in the prior year. This decrease was due to a comparable decrease in title insurance orders from a title company owned by our officers and directors. Virtually all revenue was generated through a contract with this title company owned by our officers and directors (99.8% of revenue for 2010 and 94.9% of revenue in 2009). A small amount of joint marketing revenue was generated in the 1st quarter of 2010 as the company’s plans for this revenue stream just began to take effect in the 4 th quarter of 2009.

Costs and expenses

General and administrative expense amounted to $337,945 in 2010 as compared to $180,442 in the prior period.  The company’s employee base just began to be hired in 2009 whereas 2010 reflects a full administrative staff expense. Title plant processing fees increased in 2010 compared to 1st quarter 2009 for the same staff building reasons.

Title plant search fees decreased from $274,828 to $202,523 as these data charges are a variable cost that is directly related to the title order decrease when comparing 1st quarter 2009 and 1st quarter 2010. Customer service expenses are decreasing ($64,999 to $16,210) both as a result of lower orders and the company phasing out this service offering. Selling expenses have increased from $3,282 to $37,587 as the company tries to generate joint marketing revenues and other revenue streams outside of the vendor services contract with the title company owned by our officers and directors.

Related party management fee expense increased in the three month period in 2010 only because no such management agreements existed in the 1st quarter of 2009. These two months of expenses were terminated in February 2010. Bad debt expense and unreimbursed expenses from 2009 are solely related to revenue streams from First Southwestern Title Company, which went out of business in 2009. All amounts owed from this title company were written off in 2009.

Interest income increased as a result of accrued interest on related party notes receivable due from directors which were in effect prior to the reverse acquisition between Team and Suncross that occurred in June 2008. The interest applicable to related party shareholders has been separated on the Statement of Operations. Interest expense decreased from $74,350 to $28,032 between the comparable quarters primarily due to debt with Professional Business Bank being renegotiated in late 2009 which yielded a much lower interest rate for 1st quarter 2010 than the default interest rate that was in effect in 1st quarter 2009.

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

Team Nation Holdings Corporation

By:	/s/ Dennis R. Duffy
Dennis R. Duffy, President/CEO
May 17, 2010

By:	/s/ Daniel J. Duffy
Daniel J. Duffy, Principal Financial Officer
May 17, 2010