Form 10-Q
period 2010-06-30
Team Nation Holdings CORP
filed 2010-08-16
CIK 1390891

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 333-144597

TEAM NATION HOLDINGS CORPORATION
 (Exact name of registrant as specified in charter)

Nevada	98-0441861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4667 MacArthur Boulevard, Suite 310, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

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

As of August 13, 2010, there were 163,415,923 shares of the registrant’s common stock, $.001 par value, outstanding.

Team Nation Holdings Corporation
 FORM 10-Q
 For the Quarterly Period Ended June 30, 2010

ITEM 1. FINANCIAL STATEMENTS

Team Nation Holdings Corporation
Condensed Financial Statements

As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

Team Nation Holdings Corporation
Condensed Balance Sheets
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	-	$19,029
Due from affiliates	-	313,321
Prepaid expenses	$7,016	-
Total current assets	7,016	332,350
Notes receivable related party	2,245,507	2,261,350
Accrued interest on JMJ note receivable	14,715	2,804
Title plant	710,000	710,000
Software and leasehold improvements, net of accumulated depreciation of $19,446 and $8,500	46,504	52,515
Deposits	27,628	27,030
Total assets	$3,051,370	$3,386,049

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Bank overdraft	$19,485	-
Accounts payable trade	644,245	$693,275
Accounts payable of abandoned discontinued ops	5,569	5,569
Related party convertible payable obligations	-	182,673
Affiliate payable	457,055	-
Accrued liabilities	79,068	119,314
Current portion of financing agreement	138,455	104,882
Current portion of note payable	56,862	-
Convertible debt obligation, net of discount of $441,774 and $982,051	454,736	97,458
Derivative liability	2,898,134	4,206,376
Total current liabilities	4,753,609	5,409,547

Financing agreement, net of current portion	2,547,648	2,645,118
Convertible note payable, net of discount of $477,372 and $576,460	107,328	23,540
Note payable, net of current portion	47,415	76,134
Accrued interest	14,839	2,839
Total liabilities	7,470,839	8,157,178

Commitments and contingencies (Note 13)
Shareholder's deficit:
Preferred stock ($0.001 stated value, 60 shares authorized and 60 shares outstanding)	-	-
Common stock ($0.001 stated value, 1,000,000,000 shares authorized, 114,700,247 and 67,901,401 shares issued and outstanding)	114,700	67,901
Additional paid in capital	1,767,540	1,566,039
Stock subscription receivable	(450,000)	(450,000)
Accumulated deficit	(5,851,709)	(5,955,069)
Total shareholder's deficit	(4,419,469)	(4,771,129)
Total liabilities and shareholder's deficit	$3,051,370	$3,386,049

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Condensed Statements of Operations
Unaudited
For the Three and Six Month Periods Ended June 30, 2010 and 2009

	For the	For the	For the	For the
	Three Month	Three Month	Six Month	Six Month
	Period Ended	Period Ended	Period Ended	Period Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Management fees related party	$394,680	$552,660	$762,480	$1,114,980
Management fees	-	30,000	-	60,000
Joint marketing	-	-	824	-
Total revenue	394,680	582,660	763,304	1,174,980
Operating expenses:
Title plant fees
Search fees	168,755	222,739	371,278	497,587
Processing and general	128,895	145,630	283,123	269,019
General and administrative	371,379	413,477	709,324	623,919
Related party management fees	-	-	100,800	-
Customer service expenses	5,006	62,296	21,216	127,295
Selling expenses	19,609	-	57,196	3,282
Total operating expenses	693,644	844,142	1,542,937	1,521,102
Operating loss	(298,964)	(261,482)	(779,633)	(346,122)
Other expense (income):
Interest income	(5,978)	(1,235)	(11,911)	(1,235)
Interest income related party	(16,079)	(15,696)	(32,157)	(31,198)
Interest expense	41,125	76,896	69,157	151,246
Debt forgiveness related party	(241,649)	-	(241,649)	-
Accretion of debt discount	321,449	-	639,365	-
Derivative liability income	(474,762)	-	(1,308,242)	-
Income (loss) from continuing operations before provision for income taxes	76,930	(321,467)	105,804	(464,935)
Provision for income taxes	1,643	-	2,443	-
Income from continuing operations	75,287	(321,467)	103,361	(464,935)
Loss from discontinued operations	-	(3,872)	-	(7,790)
Net income	$75,287	$(325,339)	$103,361	$(472,725)
Income (loss) per share from continuing operations:
Basic	$0.00	$(0.01)	$0.00	$(0.01)
Diluted	$0.00	$(0.01)	$0.00	$(0.01)
Loss per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Net income (loss) per share:
Basic	$0.00	$(0.01)	$0.00	$(0.01)
Diluted	$0.00	$(0.01)	$0.00	$(0.01)
Weighted average shares outstanding:
Basic	95,256,369	47,191,894	85,523,301	47,191,894
Diluted	524,428,854	47,191,894	313,453,004	47,191,894

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Condensed Statements of Cash Flows
For the Six Month Periods Ended June 30, 2010 and 2009

	For the	For the
	Six Month	Six Month
	Period Ended	Period Ended
	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)
Cash flows from (used in) operating activities:
Net income (loss)	$103,361	$(472,725)
Loss from discontinued operations	-	(7,790)
Income (loss) from continuing operations	103,361	(464,935)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Reserve for doubtful accounts receivable	-	60,000
Depreciation	10,946	78
Shares issued for services	10,000	-
Debt discount accretion	639,365	-
Derivative liability expense	(1,308,242)	-
Gain on debt forgiveness from related parties	241,649	-
Directors fees used to satisfy notes receivable	48,000	-
Decrease (increase) in assets:
Accounts receivable	-	(48,960)
Prepaid expenses	(7,016)	(51,410)
Due from affiliates	313,321	(31,197)
Deposit	(598)	(26,530)
Increase (decrease) in liabilities:
Accounts payable	(6,942)	(139,079)
Accrued liabilities	(40,246)	165,752
Due to affiliate	457,055	-
Convertible related party debt obligations	(384,322)	-
Due to affiliate	-	542,730

Cash from (used in) operating activities continuing operations	76,331	(1,341)

Cash used in operating activities discontinued operations	-	(146)

Cash from (used in) operating activities	76,331	(1,487)

Cash flows used in investing activities:

Purchase of software and improvements	(4,935)	-
Accrued interest on related party notes receivable	(32,157)	-
Accrued interest on stock subscription receivable	(11,911)	(1,367)

Cash used in investing activities continuing operations	(49,003)	(1,367)

Cash used in investing activities discontinued operations	-	737

Cash used in investing activities	(49,003)	(630)

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Condensed Statements of Cash Flows
For the Six Month Periods Ended June 30, 2010 and 2009

Cash flows used in financing activities:
Restricted cash	-	(1,236)
Sale of common stock	-	13,082
Repayment of related party payable	-	(13,958)
Payments made on financing agreement	(63,897)	-
Payments made on note payable	(13,945)	-
Bank overdraft	19,485	-
Accrued interest on convertible debt obligation	12,000	-
Cash used in financing activities continuing operations	(46,357)	(2,112)
Cash used in financing activities discontinued operations	-	-
Cash used in financing activities	(46,357)	(2,112)
Net decrease in cash	(19,029)	(4,229)
Cash and cash equivalents at beginning of period	19,029	4,296
Cash and cash equivalents at end of period	$-	$67

Supplemental Disclosure of Cash Flow Information

	For the	For the
	Six Month	Six Month
	Period Ended	Period Ended
	June 30,	June 30,
	2010	2009
	(unaudited)	(unaudited)
Cash paid during the fiscal years for:
Interest	$57,157	$373
Income taxes	$800	$-

Schedule of Non cash Financing Activities

Common stock used to satisfy related party convertible payable obligations	$40,000	$-
Common stock used to satisfy convertible debt obligation	$183,000	$-

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

1.        Description of Business and Nature of Presentation

The condensed balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2010, have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting.

TEAM Nation Holdings Corporation (the “Company”) (“TEAM”), a Nevada corporation, is a management and services company specializing in management solutions for title companies and title production services. TEAM provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to a title company in exchange for order-based fees.

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

2.        Significant Accounting Policies

Cash and cash equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.  At June 30, 2010, the Company does not have any cash equivalents.

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2010 and December 31, 2009, the Company did not have any funds on deposit in excess of FDIC insured limits.

Revenue recognition

TEAM’s revenue is derived from management and production services.  Revenue from services is recognized when the service is performed.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments (Note 6). Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  The Company wrote off all trade receivables as of December 31, 2009 and did not reserve any receivables during the six month period ended June 30, 2010.

Fair value of financial instruments

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include:

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

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

The carrying values of our cash and beneficial conversion feature derivative liability carried at fair value as of June 30, 2010 and December 31, 2009, are classified in the table below in one of the three categories described above:

	Fair Value at June 30, 2010 and December 31, 2009
	Level 1	Level 2	Level 3	Total
June 30, 2010:
Cash and cash equivalents	$0	-	-	-
Derivative liability	-	-	$2,898,134	$2,898,134
December 31, 2009:
Cash and cash equivalents	$19,029	$(1,121,512)	-	$(1,102,483)
Derivative liability	-	-	$693,644	$693,644

Advertising

Advertising expense was $265 for the six month period ended June 30, 2009.  There was no advertising expense for the three or six month periods ended June 30, 2010 or the three month period ended June 30, 2009.

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

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

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

In June 2009, the FASB established the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s financial statements. The Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

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

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

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

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the Company’s condensed financial statements.

In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed financial statements.

3.        Discontinued Operations

In May 2007 we formed two subsidiaries: Escrow Nation, Inc. (“Escrow”) and Mortgage Nation, Inc. (“Mortgage”).  Escrow was licensed to transact escrow business by the California Department of Corporations and Mortgage was licensed to provide mortgage broker services.  In December 2007, we decided to discontinue the operations of both Escrow and Mortgage as a result of the significant downturn in the California housing market.  In December 2009, these entities were abandoned and liabilities were assumed by the Company.  We recognized losses of $3,872 and $33,631 from the discontinued operations for the three and six month periods ended June 30, 2009, respectively.

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

The accompanying table illustrates the reporting of the discontinued operations on the face of the Statements of Operations for the three and six month periods ended June 30, 2009.

	For the Three Month Period
	Ended June 30, 2009
	ESCROW	MORTGAGE	Total
Revenues	-	-	-
Costs and expenses:
Selling, general and administrative	-	$368	$368
Shutdown expense	$3,395	-	3,395
Interest expense	109	-	109
Loss from discontinued operations	$(3,504)	$(368)	$(3,872)

	For the Six Month Period
	Ended June 30, 2009
	ESCROW	MORTGAGE	Total
Revenues	-	-	-
Costs and expenses:
Selling, general and administrative	-	$736	$736
Shutdown expense	$6,790	-	6,790
Interest expense	264	-	264
Loss from discontinued operations	$(7,054)	$(736)	$(7,790)

4.        Related Party Transactions

Relationship With Affiliate - CalCounties Title Nation

TEAM's only revenue source from July 1, 2009 going forward is from its vendor services agreement with CalCounties Title Nation ("CCTN"), which is a Southern California title company operated by TEAM's officers and directors.  In 2007, TEAM, as a private company, lent its officers and directors the funds which were used to buy CCTN.  TEAM is dependent on CCTN for working capital advances and its only source of revenue.  If CCTN were unable to continue to provide working capital advances or revenue, TEAM would not be able to survive.  TEAM is a variable interest of CCTN, but CCTN is not a variable interest of TEAM.  As such, the financial statements of TEAM presented herein have not been consolidated with the financial statements of CCTN.  CCTN's financial statements as of June 30, 2010 (unaudited) and December 31, 2009 (audited by another firm) and for the three and six months ended June 30, 2010 and 2009 (unaudited) and are summarized as follows:

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

	As of	As of
	June 30,	December 31,
	2010	2009
	(unaudited)
Current assets	$3,375,321	$3,938,971
Total assets	$4,753,164	$5,153,659

Current liabilities	$1,904,269	$2,548,060
Total liabilities	$2,646,521	$2,934,295

Stockholders' equity	$2,106,643	$2,219,364

	For the	For the	For the	For the
	Three Month	Three Month	Six Month	Six Month
	Period Ended	Period Ended	Period Ended	Period Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total operating revenues	$2,924,041	$3,584,586	$5,500,572	$5,998,274
Total operating expenses	$2,747,321	$3,586,617	$5,173,245	$6,278,870
Net income	$473,362	$15,440	$644,056	$(263,107)

Due To/From Affiliate

The components of the amounts due to/from CCTN for the six month period ended June 30, 2010 is as follows:

Due from CCTN, December 31, 2009	$313,321
Satisfaction of amounts owed by CCTN for the vendor services agreement	762,480
Operating capital advances from CCTN to TEAM	(1,543,757)
Operating capital advances from TEAM to CCTN	120,461
Sublease payments from CCTN to TEAM	42,448
Sublease payments from TEAM to CCTN	(53,985)
TEAM assumption of CCTN invoices	(98,023)
Due to CCTN, June 30, 2010	$(457,055)

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

Notes Receivable – Related Party

On May 31, 2007, the Company lent its 4 officers and directors a total of $2,600,000 in exchange for notes receivable from each director.  The notes receivable consist of four notes in the original amount of $650,000 each which were non-interest bearing until May 31, 2008 and interest only payable at the rate of 5% per annum until the notes receivable are due in full on May 1, 2014.  On November 10, 2009, the agreements were amended, calling for interest only payments to commence January 1, 2011.  On June 1, 2008, the Company lent its 4 officers and directors a total of $1,000,000 in exchange for notes receivable from each director.  The notes receivable consist of four notes in the original amount of $250,000 each, bearing interest at 4.62% per annum.  There were no payments due until June 1, 2010, at which point interest only payment are due at the rate of 5% per annum until the notes receivable are due in full on June 1, 2015.  On November 10, 2009, the agreements were amended, calling for interest only payments to commence January 1, 2011.  The total notes receivable balance, including accrued interest, at June 30, 2010, from its four officers and directors was $2,245,507.  The funds were used by the officers and directors to purchase and fund CCTN.

During the six month periods ended June 30, 2010 and 2009, the notes receivable accrued interest of $32,157 and  $31,197 respectively.  Beginning April 1, 2010, the Company begain paying its 4 directors $4,000 per month for director fees.  Directors fees totaling $48,000 were used to pay accrued interest on the notes receivable.

Management Agreements

Management fee revenues

On January 2, 2008, TEAM entered into a management agreement with CCTN to manage all of their operations.  TEAM provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to CCTN for a monthly management fee plus a share of net profits, determined on a calendar quarterly basis.  This agreement was amended as of January 1, 2009 to change the monthly fee from a flat fee of $100,000 per month to a semi-variable fee of $40,000 per month plus $60 per open title order.  Management fee revenue from CCTN was $394,680, $762,480, $552,660 and $1,114,980 for the three and six month periods ended June 30, 2010 and 2009, respectively, and is reported as related party management fees in the statement of operations.  Title plant fees were $168,755, $371,278, $222,759 and $497,587 for the three and six month periods ended June 30, 2010 and 2009, respectively.

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

Management fee expenses

On July 1, 2009, the Company entered into management agreements with affiliates of two of the officers and directors by which they would actively manage operations, human resources, accounting services, sales, and marketing efforts for TEAM, each at a cost of $25,200 per month per agreement.  Total management fee expenses were $0 and $100,800 for the three and six month periods ended June 30, 2010. The management fee agreements were terminated February 28, 2010.

Modification of Payables

On November 3, 2009, the Company modified the terms of the management fee payables owed to the four officers and directors which made the payables convertible into shares of the Company's common stock at 60% of the average of the prior 5 day closing price. The payables are due on demand and fully transferable.

Forgiveness of Management Fees Payable

During the three month period ending June 30, 2010, the related party companies forgave all accrued management fee amounts owed to them resulting in a gain of $241,649.

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

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

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

TEAM's sublease expense to CCTN

2010 (remainder of year)	$53,985
2011	-
2012	-
2013	-
2014 and thereafter	-
Total minimum lease payments	$53,985

TEAM's sublease revenue from CCTN

2010 (remainder of year)	$42,448
2011	84,895
2012	17,687
2013	-
2014 and thereafter	-
Total minimum sublease revenue	$145,030

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

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

The $500,000 JMJ Note Receivable, dated November 18, 2009, is due November 18, 2012.  The JMJ Note Receivable bears interest at a rate of 14.4% with no discount allowed for early principal reductions.  All interest and principal payments are due on the maturity date.  Principal and interest may be prepaid without penalty.  The JMJ Note Receivable is secured by $500,000 worth of assets of JMJ.  JMJ paid $50,000 of the JMJ Note Receivable with cash in November 2009.  The JMJ Note Receivable principal and accrued interest balances are $450,000 and $14,839 at June 30, 2010, respectively.

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

7.        Software and Leasehold Improvements

Software and leasehold improvements consist of the following:

June 30, 2010
Software	$64,584
Leasehold improvements	1,367
65,951
Less: accumulated depreciation	(19,446)
Software and Leasehold Improvements, net	$46,505

Depreciation expense related to software and leasehold improvements for the three and six month periods ended June 30, 2010 and 2009 was $5,499, $10,946, $0, and $78, respectively.

8.        Title Plant

The Company acquired the Orange County title plant from CCTN in December 2007. The $710,000 purchase price for the title plant was based on an appraisal. The Company reviews the carrying value of the title plant asset on an annual basis to determine whether impairment may exist.  No impairments existed at December 31, 2009.

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

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

Since conversion of the debt obligation into common shares is at the option of the holder and the conversion price is indexed to the Company's stock price, the fair value of the embedded conversion feature of the debt obligation is recorded by the Company as a derivative liability. This derivative liability is adjusted to fair value at each reporting period, with income or expense recorded to the statement of operations.  At the issuance date, the fair value of the embedded conversion feature of the debt obligation, a level 3 fair value input, was $1,583,194 which resulted in a debt discount of $1,089,510 and a derivative liability expense of $493,684. The derivative liability expense was recorded upon issuance in the amount that the liability exceeded the value of the debt obligation.  On December 22, 2009, Eventus converted $10,000 of the debt obligation into 638,570 common shares of the Company (Note 12).  During the three and six month period ended June 30, 2010, Eventus converted $57,000 and $183,000 of the debt obligation into 19,380,543 and 32,582,834 common shares of the Company, respectively.  At June 30, 2010, the debt obligation balance to Eventus was $896,510.  The value of the embedded conversion feature decreased to $1,211,499 resulting in a decrease to the derivative liability and to the Company's loss of $331,396 and $745,627 for the three and six month periods ended June 30, 2010.  Accretion of the debt obligation's debt discount for the three and six month periods ended June 30, 2010 was $268,646 and $540,277. This debt obligation is not included in the debt maturity table in Note 11.

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

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

Since conversion of the JMJ Note Payable into common shares is at the option of the holder and the conversion price is indexed to the Company's stock price, the fair value of the embedded conversion feature of the JMJ Note Payable is recorded as a derivative liability. The derivative liability is adjusted to fair value at each reporting period, with income or expense recorded to the statement of operations.  At the issuance date, the fair value of the embedded conversion feature, a level 3 fair value input, of the JMJ Note Payable was $2,992,500 which resulted in a debt discount of $600,000 and a derivative liability expense of $2,492,500. During the three month and six month periods ended June 30, 2010, JMJ converted $15,300 of debt obligation into 10,000,000 common shares of the Company. At June 30, 2010, the value of embedded conversion feature had decreased to $1,686,635, resulting in a decrease to the derivative liability and a decrease in the Company's loss of $143,365 and $562,615 for the three and six month period ended June 30, 2010.  Accretion of the JMJ Note Payable debt discount for the three and six month periods ended June 30, 2010 was $49,270 and $99,088.

Fair Value Valuation Technique and Assumptions

The Company uses the Black-Scholes Option Pricing Model to determine the fair value of derivative liabilities associated with the embedded conversion features of the Eventus debt obligation and the JMJ note payable.  The assumptions used in calculating the black-scholes value of these embedded conversion features as of June 30, 2010 is as follows:

Risk free interest rate	0.15% to 0.43%
Expected volatility of common stock	350% to 367%
Dividend yield	0.00%
Expected life of conversion features	0.4 - 2.4 years

10.      Note Payable

In March 2010, the Company signed an unsecured promissory note to convert a trade payable to a vendor into a note payable due March 2012. The principal amount of the note payable is $118,223, the same amount as the trade payable, with a term of 24 months requiring $5,000 monthly payments at 4% interest annually. The Company may prepay in whole or in part the balance of the note prior to maturity without penalty. In the event of default, the vendor may declare the unpaid principal balance and earned interest on this note immediately due. The outstanding note payable balance and interest payable at June 30, 2010 is $104,277 and $3,978, respectively.  The current portion of the note payable is $56,862.

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

11.      Professional Business Bank Debt

In November 2009, the Company and its four major shareholders, who are also officers and directors, entered into a Settlement Agreement that resolved then existing litigation (Note 13) and satisfied promissory notes that were in default with Professional Business Bank ("PBB").  Per the settlement agreement, PBB received five certificates of deposit ("CDs") that were being held as collateral until resolution of this matter.  One of the CDs, with a value of $106,593, was the property of the Company. The other four CDs, totaling $423,280, were the property of the guarantors (the 4 officers and directors). As part of the settlement, PBB settled the Company's two notes payable in default totaling $3,381,292 and accrued interest of $363,644 by issuing a new financing in the amount of $2,750,000 with a five-year term and at an interest rate of 5%.  The financing calls for monthly payments of $20,000 per month that commenced January 26, 2010 and increase annually by $5,000 per month.  The monthly payments include principal and interest with the unpaid balance due at the end of the five year term.  If the Company is able to pay off the $2,750,000 within one year of issuance, the Company will receive a $250,000 discount.  PBB has received as security for this transaction a stipulated judgment against the Company and the four officers and directors in the amount of $3,215,062.  The four officers and directors all entered into personal guaranty agreements with PBB (Note 13).  The settlement agreement resulted in a gain on settlement of $465,063 for the year ended December 31, 2009.

Debt owed to PBB at June 30, 2010 and December 31, 2009 consists of the following:

	2010	2009
Financing Agreement
PBB financing agreement payable; unsecured; interest at 5% APR; guaranteed by the four officers and directors; monthly principal and interest payments of $20,000 per month starting January 26, 2010, increasing $5,000 annually with a balloon payment due at the end of the five year term	$2,686,103	2,750,000
Less current portion	138,455	298,964
Long term debt to PBB	$2,547,648	$2,451,036

For the three and six month periods ended June 30, 2010 and 2009, interest expense on the PBB debt was $41,125, $69,157, $76,896 and $151,246, respectively.

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

Maturity of all TEAM debt is as follows:

Year ended December 31,
2010 (remainder of year)	$81,358
2011	230,289
2012	844,965
2013	316,271
2014 and beyond	1,902,197
$3,375,080

12.      Stockholder's Equity

Preferred stock

On December 23, 2009, the Company issued its four officers and directors each 15 shares of Series A Convertible Preferred Stock of the Company for $60,000.  Each share of Series A Convertible Preferred Stock is convertible into 1% of the Company's common stock at the date of conversion.  The preferred shares do not have liquidation preference over common shares.  Each preferred share is entitled to as many votes equal to 1% of the Company's outstanding common stock.  On January 4, 2010, the Company amended the certificate of designation of preferences and rights of Series A Preferred Stock previously filed with the Nevada Secretary of State which changed the number of shares authorized from 50,000,000 to 60 shares. At June 30, 2010 and December 31, 2009, there were 60 shares issued and outstanding.

Common stock

The Company collected $7,004 of subscriptions receivable during the three month period ended March 31, 2009.

In June 2009, the Company issued 400,797 shares of its common stock to certain of its stock subscription subscribers to meet a pricing provision in the subscription agreement ("Free-up shares").  There was no financial impact of the issuance of these shares.

In July 2009, the Company issued 14,109,338 shares of its common stock to its four officers and directors as consideration for each of the individuals' certificates of deposit which were used in the PBB settlement to partially satisfy the then outstanding debt.  The certificates of deposit in total were valued at $423,280.  The outstanding balance of the line of credit became due in July 2009 and the Company was in default.  The officers and directors had guaranteed the line of credit with personal certificates of deposit.  The Company reached a settlement with PBB effective December 31, 2009 (Note 11).

In August 2009, the Company sold 200 shares of its common stock for cash of $200.

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

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

During the three-month period ended March 31, 2010, Eventus converted 11 tranches of its convertible debt obligation totaling $126,000.  In each transaction, Eventus converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 13,202,291 shares of the Company's common stock were issued in the eleven transactions.

During the three-month period ended June 30, 2010, Eventus converted 6 tranches of its convertible debt obligation totaling $57,000.  In each transaction, Eventus converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 19,380,543 shares of the Company's common stock were issued in the six transactions.

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

During the three-month period ended June 30, 2010, JMJ Financial converted 7 tranches of its convertible debt obligation totaling $15,300.  In each transaction, Eventus converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 10,000,000 shares of the Company's common stock were issued in the seven transactions.

At June 30, 2010, the Company does not have adequate shares authorized to issue upon conversion of the debt (Note 13).  If needed, the Company intends to increase the number of shares authorized or enact a reverse stock split while keeping the current number of shares authorized.

13.      Commitments and Contingencies

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

Officer and Directors Loans

The Company amended certain of the terms of four officers and directors' note receivable agreements.  Our legal counsel has reviewed these amendments and has indicated that they are compliant with Section 402(a) of the Sarbanes-Oxley Act of 2002.

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

Authorized Shares

At June 30, 2010, the Company did not have adequate shares authorized to issue upon conversion of the JMJ and Eventus debt (Note 9).  If needed, the Company intends to increase the number of shares authorized or enact a reverse stock split while keeping the current number of shares authorized.  Given the Company's stock trading price as of June 30, 2010 and the date of this report, management does not believe that the debt will be converted to the extent that there will be insufficient shares authorized, and as such, has not recorded a liability for any costs associated with this matter.

Operating Leases

The Company has operating leases for certain office equipment and the facility. Future minimum lease payments are as follows for the years ending December 31:

2010 (remainder of year)	$124,991
2011	145,458
2012	30,493
2013	-
2014 and thereafter	-
Total minimum lease payments	$300,942

Rental expense was $39,850, $72,540, $53,578 and $74,583 for the three and six month periods ended June 30, 2010 and 2009, respectively.  Rental expense is net of sublease income of $21,224, $42,448, $21,224 and $24,761 for the three and six month periods ended June 30, 2010 and 2009.  Note 4 contains future expected sublease income and expenses.

Litigation

The Company's policy is to recognize amounts related to legal matters as a charge to operations if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

In November 2009, we entered into a settlement (Note 11) with PBB to resolve the pending litigation and the amount of the bank's then outstanding loans.

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At June 30, 2010, the Company had negative working capital of $4,746,593, total liabilities of $7,470,839, and a stockholders’ deficit of $4,419,469.  The Company's only source of revenue and sole customer is a related party (Note 4).  The Company’s most significant asset is a group of eight notes receivable that were issued by its four officers and directors, amounting to $2,245,507 at June 30, 2010, which had the payment terms rewritten on extended terms in 2008.  Our significant debt servicing requirements, the ongoing operating losses and negative cash flows along with the depressed value of our common stock raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company hopes to meet its working capital requirements through the conversion of its current debt and the identification of other sources of debt and private placement of equity funding.

14.      Income (Loss) Per Share

The following is a reconciliation of the number of common shares used in the calculation of basic income (loss) per share and diluted income (loss) per share for the three and six month periods ended June 30, 2010 and 2009:

	For the	For the	For the	For the
	Three Month	Three Month	Six Month	Six Month
	Period Ended	Period Ended	Period Ended	Period Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$75,287	$(325,339)	$103,361	$(472,725)
Denominator:
Weighted average number of common shares outstanding	95,256,369	47,191,894	85,523,301	47,191,894
Incremental shares resulting from the assumed conversion of debt and preferred stock	524,428,854	-	313,453,004	-
Diluted common shares outstanding	$619,685,223	$47,191,894	$398,976,305	$47,191,894
Net income (loss) per share:
Basic	$0.00	$(0.01)	$0.00	$(0.01)
Diluted	$0.00	$(0.01)	$0.00	$(0.01)

Team Nation Holdings Corporation
Notes to the Condensed Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009

The following table sets forth the number of common shares issuable upon conversion of the Series A Preferred Stock and convertible debt:

	As of June 30,
	2010	2009
Series A Preferred Shares	93,675,313	-
Shares issuable upon conversion of debt	2,134,005,971	-

Each Series A Preferred Share is convertible into 1% of the Company's outstanding common shares at the time of its conversion.  The number of shares upon conversion presented above represents the maximum number of shares to be issued assuming the preferred shares are converted consecutively, rather than all at once.  At June 30, 2010, the Company does not have adequate shares authorized to issue upon such a conversion of the debt (Note 13).  If needed, the Company intends to increase the number of shares authorized or enact a reverse stock split while keeping the current number of shares authorized.

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

At June 30, 2010 we had negative working capital of $4,746,593 and incurred an operating loss of $731,633 during the six month period ended June 30, 2010.  Our operations do not currently provide sufficient cash flow to meet our obligations and it does not appear this will occur within the next year based on current operating trends. It is not likely that we will become cash flow positive in 2010.  However, we believe we are able to restructure or meet our obligations as they become due during the coming months while we move toward positive cash flow. Our company is still highly leveraged and there can be no assurance that revenues from operations, convertible debt financing and/or common stock sales will be sufficient to fund our current business plan.

The company has also entered in to convertible debt obligations with Eventus Capital and JMJ Financial to help meet financing needs. As described in detail in Note 9 of the financial statements, this financing is based on cash payments to TEAM in exchange for stock at a discount which pays down the debt financing owed to Eventus and JMJ. Eventus can convert the obligation in $10,000 tranches into shares of the Company’s common stock at the conversion rate of 60% of the average five day closing bid price preceding the conversion notice date. With each cash payment, JMJ can convert into shares of the Company's common stock at the conversion rate of 40% of the lowest trade price in the 20 trading days prior to the conversion. This financing is expensive and dependent on the ability of the marketplace to absorb the volume of stock sales that are required to maintain this level of stock issuance. These two financing arrangements are responsible for over 469 million shares of the over 524 million share difference between basic and diluted weighted average shares outstanding on the statement of operations for the 2nd quarter. Eventus and JMJ have already indicated that at current stock prices they will not participate in further financing or at best will only participate in very limited financing not sufficient to cover operating capital deficiencies. This financing caused a derivative liability of $4,206,376 as of 12/31/2009. However, for the 6 months ended June 30, 2010, the original derivative liability incurred has been reduced by $1,308,242 which has been reported as Derivative liability income on the Statement of Operations. This derivative liability is still a significant current liability in the amount of $2,898,134 as of June 30, 2010 which is approximately 61% of the working capital deficiency that exists as of 6/30/2010. On the statement of operations, accretion of debt discount expense for the 1st six months of 2010 ($639,365) and for the 2nd quarter of 2010 ($321,449) are solely related to JMJ and Eventus debt agreements.

The ability of the Company to continue as a going concern during the next year depends on the Company’s success being able to acquire ongoing financing and being able to execute its operating plans to generate positive cash flow.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of Six Month Period Ended June 30, 2010 to the Six Month Period Ended June 30, 2009

Revenues

Our revenue during the six month period in 2010 totaled $763,304 compared to $1,174,980 during the same period in the prior year. This decrease was due to a comparable decrease in title insurance orders from a title company owned by our officers and directors. Virtually all revenue was generated through a contract with this title company owned by our officers and directors (99.9% of revenue for 2010 and 94.9% of revenue in 2009). A small amount of joint marketing revenue was generated in the first six months of 2010 ($824) as the company’s plans for this revenue stream just began to take effect in the 4th quarter of 2009.

Costs and expenses

General and administrative expense amounted to $709,324 in 2010 as compared to $623,919 in the prior period.  The company’s employee base just began to be hired in late 1st quarter and 2nd quarter 2009 whereas 2010 reflects a full administrative staff expense (albeit with some cuts in 2nd quarter 2010). The 2010 general and administrative expense number also includes $48,000 in Director Fees that are being paid and used to reduce outstanding shareholders notes receivable per Board authorization. This began in April 2010 at the rate of $4,000 per director per month. The difference in general and administrative expense becomes greater when factoring in $60,000 of bad debt expense in 2009 that did not exist in 2010. Bad debt expense from 2009 is solely related to revenue streams from First Southwestern Title Company, which went out of business in 2009. All amounts owed from this title company were written off in 2009. Title plant processing and general fees increased in 2010 compared to the 1st six months of 2009 for the same staff building reasons.

Title plant search fees decreased from $497,587 to $371,278 as these data charges are a variable cost that is directly related to the title order decrease when comparing the 1st six months of 2009 and 2010. Customer service expenses have been completely phased out ($127,295 to $21,216) and any expense in 2010 reflects the expenses for this service prior to being completely phased out in the 2nd quarter of 2010. Selling expenses have increased from $3,282 to $57,196 as the company tries to generate joint marketing revenues and other revenue streams outside of the vendor services contract with the title company owned by our officers and directors.

Related party management fee expense increased in the six month period in 2010 only because no such management agreements existed in the 1st and 2nd quarters of 2009. These two months of expenses were terminated in February 2010. Moreover, under “Other expense (income)” on the statement of operations, the balances due for these management agreements in the amount of $241,649 were forgiven by the related party shareholders to the benefit of the company. This was reported as an “other income” item in the 2nd quarter of 2010.

Interest income increased as a result of accrued interest on related party notes receivable due from directors which were in effect prior to the reverse acquisition between Team and Suncross that occurred in June 2008. The interest applicable to related party shareholders has been separated on the Statement of Operations in 2010. Payments have begun at the rate of $4,000 per month per Director to begin paying down these notes. Interest expense decreased from $151,246 to $69,157 between the comparable six month periods primarily due to debt with Professional Business Bank being renegotiated in late 2009 which yielded a much lower interest rate and lower principal balance due for 2010 than the default interest rate and outstanding balance that was in effect for the 1st six months of 2009.

Comparison of Three Month Period Ended June 30, 2010 to the Three Month Period Ended June 30, 2009.

Revenues

Our revenue during the three month period in 2nd quarter 2010 totaled $394,680 compared to $582,660 during the same period in the prior year. Management fees from First Southwestern Title Company in 2nd Quarter 2009 totaling $30,000 are no longer a viable revenue stream as that company is no longer in business.

Costs and expenses

General and administrative expense amounted to $413,477 in 2009 as compared to $371,379 in 2010.  Some cuts have been necessary in the 2nd quarter in light of the downturn of title orders related to the decrease in Title Plant fees (discussed below). However, the 2010 general and administrative expense number also includes $48,000 in Director Fees that are being paid and used to reduce outstanding shareholders notes receivable per Board authorization.

Title plant search fees decreased from $222,739 to $168,755 as these data charges are a variable cost that is directly related to the title order decrease when comparing the 2nd quarters of 2009 and 2010. Title plant processing and general fees decreased in 2010 for the same reason. Customer service expenses have been completely phased out ($62,296 to $5,006) and any expense in 2010 reflects the expenses for this service prior to being completely phased out in the 2nd quarter of 2010. Selling expenses have increased from $0 to $19,609 as the company tries to generate joint marketing revenues and other revenue streams outside of the vendor services contract with the title company owned by our officers and directors.

Interest income increased as a result of accrued interest on related party notes receivable due from directors which were in effect prior to the reverse acquisition between Team and Suncross that occurred in June 2008. The interest applicable to related party shareholders has been separated on the Statement of Operations in 2010. Payments have begun at the rate of $4,000 per month per Director to begin paying down these notes. Interest expense decreased from $76,896 to $41,125 between the comparable six month periods primarily due to debt with Professional Business Bank being renegotiated in late 2009 which yielded a much lower interest rate and lower principal balance due for 2010 than the default interest rate and outstanding balance that was in effect for the 2nd quarter of 2009.

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

Team Nation Holdings Corporation

By:	/s/ Dennis R. Duffy
Dennis R. Duffy, President/CEO
August 12, 2010

By:	/s/ Daniel J. Duffy
Daniel J. Duffy, Principal Financial Officer
August 12, 2010