Form 10-Q
period 2010-09-30
Team Nation Holdings CORP
filed 2010-11-15
CIK 1390891

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

As of November 15, 2010 there were 219,447,975 shares of the registrant’s common stock, $.001 par value, outstanding.

Team Nation Holdings Corporation
 FORM 10-Q
 For the Quarterly Period Ended September 30, 2010

ITEM 1. FINANCIAL STATEMENTS

Team Nation Holdings Corporation
Condensed Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

Team Nation Holdings Corporation
Index to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,484	$19,029
Due from affiliates	-	313,321
Prepaid expenses	7,915	-

Total current assets	9,399	332,350

Notes receivable - related parties	2,225,492	2,261,350
Accrued interest on JMJ note receivable	20,759	2,804
Title plant	710,000	710,000
Software and leasehold improvements, net of accumulated amortization of $24,946 and $8,500	41,005	52,515
Deposits	27,628	27,030

Total assets	$3,034,283	$3,386,049

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable - trade	$562,632	$693,275
Accounts payable of abandoned discontinued ops	5,569	5,569
Related party convertible payable obligations	-	182,673
Affiliate payable	707,211	-
Accrued liabilities	104,595	119,314
Current portion of financing agreement	155,271	104,882
Current portion of note payable	72,437	-
Convertible debt obligation, net of discount of $167,158 and $982,051	720,352	97,458
Derivative liability	2,125,404	4,206,376

Total current liabilities	4,453,471	5,409,547

Financing agreement, net of current portion	2,504,571	2,645,118
Convertible note payable, net of discount of $427,007 and $576,460	127,318	23,540
Accrued interest on convertible note payable	20,839	2,839
Note payable, net of current portion	32,844	76,134

Total liabilities	7,139,043	8,157,178

Commitments and contingencies (Note 13)
Shareholder's deficit:
Preferred stock ($0.001 stated value, 60 shares authorized and outstanding)	1	1
Common stock ($0.001 stated value, 1,000,000,000 shares authorized, 195,591,125 and 67,901,401 shares issued and outstanding)	195,591	67,901
Additional paid in capital	1,729,023	1,566,038
Stock subscription receivable	(450,000)	(450,000)
Accumulated deficit	(5,579,375)	(5,955,069)

Total shareholder's deficit	(4,104,760)	(4,771,129)
Total liabilities and shareholder's deficit	$3,034,283	$3,386,049

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Condensed Consolidated Statements of Operations
Unaudited
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

	For the	For the	For the	For the
	Three Month	Three Month	Nine Month	Nine Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Management fees - related party	$490,260	$413,640	$1,252,740	$1,528,620
Management fees	-	201,279	-	261,279
Joint marketing	864	-	1,688	-
Total revenue	491,124	614,919	1,254,428	1,789,899

Operating expenses:
Title plant fees
Search fees	198,783	190,755	570,061	688,342
Processing and general	104,686	131,033	387,809	400,052
General and administrative	251,156	311,897	912,480	935,816
Directors fees	58,000	-	106,000	-
Management fees - related parties	-	151,200	100,800	151,200
Customer service expenses	79	56,842	21,295	184,137
Selling expenses	45,506	-	102,702	3,282
Total operating expenses	658,210	841,727	2,201,147	2,362,829
Operating loss	(167,086)	(226,808)	(946,719)	(572,930)
Other expense (income):
Interest income	(6,050)	(624)	(17,961)	(1,859)
Interest income - related parties	(27,985)	(15,893)	(60,142)	(47,091)
Interest expense	40,765	78,946	109,922	230,192
Debt forgiveness - related parties	-	-	(241,649)	-
Accretion of debt discount	324,981	-	964,346	-
Derivative liability income	(772,730)	-	(2,080,972)	-
Income (loss) from continuing operations before provision for income taxes	273,933	(289,237)	379,737	(754,172)
Provision for income taxes	1,600	800	4,043	800
Income from continuing operations	272,333	(290,037)	375,694	(754,972)
Loss from discontinued operations	-	(3,827)	-	(11,617)
Net income (loss)	$272,333	$(293,864)	$375,694	$(766,589)
Income (loss) per share from continuing operations:
Basic	$0.00	$(0.01)	$0.00	$(0.02)
Diluted	$0.00	$(0.01)	$0.00	$(0.02)
Loss per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Net income (loss) per share:
Basic	$0.00	$(0.01)	$0.00	$(0.02)
Diluted	$0.00	$(0.01)	$0.00	$(0.02)
Weighted average shares outstanding:
Basic	156,576,679	53,210,924	109,468,030	49,207,087
Diluted	3,241,945,911	53,210,924	826,505,335	49,207,087

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Condensed Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2010 and 2009

	For the	For the
	Nine Month	Nine Month
	Period Ended	Period Ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from (used in) operating activities:
Net income (loss)	$375,694	$(766,589)
Loss from discontinued operations	-	(11,617)
Income (loss) from continuing operations	375,694	(754,972)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Reserve for doubtful accounts receivable	-	(251,945)
Amortization	16,445	195
Shares issued for services	10,000	-
Debt discount accretion	964,346	-
Derivative liability income	(2,080,972)	-
Gain on debt forgiveness from related parties	(241,649)	-
Directors fees used to satisfy notes receivable	96,000	-
Accrued interest income on stock subscription receivable	(17,955)	(1,366)
Accrued interest expense on convertible debt obligation	18,000	-
Decrease (increase) in assets:
Accounts receivable	-	262,985
Prepaid expenses	(7,915)	-
Due from affiliates	313,321	(47,090)
Deposit	(598)	(26,530)
Increase (decrease) in liabilities:
Accounts payable	(73,555)	(175,699)
Accrued liabilities	(14,719)	258,445
Due to affiliate	707,211	855,445
Convertible related party debt obligations	98,976	-

Cash from operating activities - continuing operations	162,630	107,851
Cash used in operating activities - discontinued operations	-	(13,966)

Cash from operating activities	162,630	93,885

Cash flows used in investing activities:

Purchase of software and improvements	(4,935)	(92,441)
Accrued interest on related party notes receivable	(60,141)	-

Cash used in investing activities - continuing operations	(65,076)	(92,441)
Cash used in investing activities - discontinued operations	-	1,105

Cash used in investing activities	(65,076)	(91,336)

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Condensed Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2010 and 2009

Cash flows used in financing activities:
Restricted cash	-	(1,860)
Sale of common stock	3,000	13,630
Repayment of related party payable	-	(13,958)
Payments made on financing agreement	(90,158)	-
Payments made on note payable	(27,941)	-
Cash used in financing activities - continuing operations	(115,099)	(2,188)
Cash used in financing activities - discontinued operations	-	-

Cash used in financing activities	(115,099)	(2,188)
Net increase (decrease) in cash	(17,545)	361
Cash and cash equivalents at beginning of period	19,029	4,296
Cash and cash equivalents at end of period	$1,484	$4,657

Supplemental Disclosure of Cash Flow Information

	For the	For the
	Nine Month	Nine Month
	Period Ended	Period Ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash paid during the fiscal years for:

Interest	$92,300	$1,014
Income taxes	$2,443	$800

Schedule of Non cash Financing Activities

Common stock used to satisfy related party convertible payable obligations	$40,000	$-

Common stock used to satisfy convertible debt obligation	$237,675	$423,280

Issuance of shares to meet subscription pricing terms	$-	$1,694

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

1.       Description of Business and Nature of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2010 and the results of operations and cash flows for the related interim periods ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

TEAM Nation Holdings Corporation (the “Company”) (“TEAM”), a Nevada corporation, is a management and services company specializing in management solutions for title companies and providing title production services. TEAM currently provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to a single related party title company in exchange for transaction-based fees (Note 4).

Included in the financial statements of the Company is wholly-owned subsidiary TEAM Title Inc. (TEAM Title), a Delaware corporation which was formed in 2010 to provide a national licensing arm for TEAM.  Through end of the third quarter of 2010, TEAM Title has obtained licensure to conduct title and settlement transactions in the District of Columbia, Georgia, Iowa, Kentucky, Minnesota, New Jersey, New York, Pennsylvania, Rhode Island and West Virginia.  TEAM Title's business plan anticipates licensing in an additional 28 states, including Arizona, Florida, Nevada and Texas during the next nine months.  Once the planned licensing is obtained, TEAM Title plans to conduct direct title and settlement services in the licensed areas with a focus on its marketing efforts to regional and national lenders, asset managers, and banking centers.

Reclassification

Certain reclassifications have been made to the December 31, 2009 balance sheet and the three and nine month financial statements for the period ending September 30, 2009 to conform to the September 30, 2010 presentation. These reclassifications had no effect on previously reported results of operations and accumulated deficit presented.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

2.       Significant Accounting Policies

The accounting policies followed by us and other information are contained in the notes to the Company’s audited financial statements for the year ended December 31, 2009 included in our Form 10-K filed on April 15, 2010 with the SEC. We have not changed our significant accounting policies as of September 30, 2010. You should read this Quarterly Report on Form 10-Q in connection with the information contained in our Annual Report on Form 10-K filed on April 15, 2010.

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.  At September 30, 2010, the Company does not have any cash equivalents.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2010 and December 31, 2009, the Company did not have any funds on deposit in excess of FDIC insured limits.

Revenue recognition

TEAM’s revenue is derived from management solutions for title companies and providing title production services.  Revenue from services is recognized when the service is performed.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to operations and a credit to the related valuation allowance. The Company wrote off all of trade accounts receivable with balances as of December 31, 2009.  TEAM did not increase its allowance for doubtful accounts during the nine months ended September 30, 2010.

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

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

The carrying values of our cash and beneficial conversion feature derivative liability carried at fair value as of September 30, 2010 and December 31, 2009, are classified in the table below in one of the three categories described above:

	Fair Value at September 30, 2010 and December 31, 2009
	Level 1	Level 2	Level 3	Total
September 30, 2010:
Cash and cash equivalents	$1,484	-	-	1,484
Derivative liability	-	-	$2,125,404	$2,125,404

December 31, 2009:
Cash and cash equivalents	$19,029	$-	-	$19,029
Derivative liability	-	-	$4,206,376	$4,206,376

Advertising

Advertising expense was $1,630 for the nine month period ended September 30, 2009.  There was no advertising expense for the three or nine month periods ended September 30, 2010 or the three month period ended September 30, 2009.

Software and Leasehold Improvements

Software and leasehold improvements are recorded at cost and are amortized over their expected useful lives. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. Upon the sale or retirement of software and leasehold improvements, the asset account and contra account are relieved of the cost and the related accumulated amortization.  Any resulting gain or loss from the transaction is included in the statement of operations.

Estimated Useful Lives
Software	3 years
Leasehold improvements	Lesser of useful life or lease term
plus reasonable renewal options

Intangible Asset Impairment

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

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

In June 2009, the FASB established the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s financial statements. The Company is providing the Codification cross-references alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In May 2009, the FASB established general standards of accounting for disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this statement on July 1, 2009 as it was effective for interim or annual periods ending after June 15, 2009.

In April 2009, the FASB issued guidance to determine fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions are not orderly. If an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment are now required to estimate fair value. We adopted this standard on July 1, 2009 as it was effective for interim or annual periods ending after June 15, 2009.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

3.       Discontinued Operations

In May 2007 we formed two subsidiaries: Escrow Nation, Inc. (“Escrow”) and Mortgage Nation, Inc. (“Mortgage”).  Escrow was licensed to transact escrow business by the California Department of Corporations and Mortgage was licensed to provide mortgage broker services.  In December 2007, we decided to discontinue the operations of both Escrow and Mortgage as a result of the significant downturn in the California housing market.  In December 2009, the Company terminated the operations of Escrow and Mortgage and their net liabilities were assumed by the Company.  We recognized losses of $3,827 and $11,617 from the two subsidiaries' discontinued operations for the three and nine month periods ended September 30, 2009, respectively.

The costs and expenses related to the two discontinued subsidiaries present on the Statement of Operations in a single line format for the three and nine month periods ended September 30, 2009 are shown below:

	For the Three Month Period
	Ended September 30, 2009
	ESCROW	MORTGAGE	Total
Revenues	-	-	-
Costs and expenses:
Selling, general and administrative	-	$369	$369
Shutdown expense	$3,395	-	3,395
Interest expense	63	-	63
Loss from discontinued operations	$(3,458)	$(369)	$(3,827)

	For the Nine Month Period
	Ended September 30, 2009
	ESCROW	MORTGAGE	Total
Revenues	-	-	-
Costs and expenses:
Selling, general and administrative	-	$1,105	$1,105
Shutdown expense	$10,185	-	10,185
Interest expense	327	-	327
Loss from discontinued operations	$(10,512)	$(1,105)	$(11,617)

4.       Related Party Transactions

Relationship with Affiliate - CalCounties Title Nation

TEAM's sole revenue source from July 1, 2009 through September 30, 2010 has been derived by providing transaction related services to a related entity, CalCounties Title Nation ("CCTN").  CCTN is a Southern California title company owned by TEAM's four directors.

In 2007, TEAM, then a privately owned company, lent its four directors, two who serve as its sole officers, all of the funds necessary to acquire all of the outstanding shares of CCTN.  For all periods presented herein, TEAM is dependent on CCTN for working capital advances and is its only source of revenue.  This reliance on CCTN raises substantial doubt about the Company's ability to continue as a going concern.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

TEAM is a variable interest entity of CCTN while CCTN is not a variable interest of TEAM.  As such, the financial statements of TEAM for all periods presented have not been consolidated with those of CCTN.  CCTN's summarized condensed financial statements as of September 30, 2010 and December 31, 2009 and for the related three and nine month periods ending September 30, 2010 and 2009 are presented below:

	As of	As of
	September 30,	December 31,
	2010	2009
Current assets	$3,048,734	$3,938,971
Total assets	$5,071,990	$5,153,659
Current liabilities	$2,403,483	$2,548,060
Total liabilities	$3,091,928	$2,934,295
Stockholders' equity	$1,980,062	$2,219,364

	For the	For the	For the	For the
	Three Month	Three Month	Nine Month	Nine Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total operating revenues	$3,086,776	$3,698,498	$8,587,348	$9,696,773
Total operating expenses	$2,813,441	$3,053,206	$7,986,686	$9,326,364
Net income	$285,448	$665,960	$929,504	$402,853

Due To/From Affiliate

The components of the due to/ due from CCTN activity for the nine month period ended September 30, 2010 is as follows:

Amount due from CCTN, December 31, 2009	$313,321
Satisfaction of amounts owed by CCTN to TEAM for the vendor services provided	1,252,740
Operating capital advances provided by CCTN to TEAM	(2,225,468)
Operating capital advances provided by TEAM to CCTN	181,005
Facility sublease payments made by CCTN to TEAM	63,672
Facility sublease payments made by TEAM to CCTN	(80,978)
CCTN accounts payable assumed by TEAM	(211,503)
Amount due to CCTN, September 30, 2010	$(707,211)

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

Notes Receivable – Related Party

On May 31, 2007, the Company lent its 4 directors, two who are its sole officers, a total of $2,600,000 for notes receivable from the directors.  There were four notes receivable, one per director, for the original amounts of $650,000.  Each of the related parties notes were non-interest bearing through May 31, 2008, at which time the notes bore an interest rate of 5% per annum with annual interest only payments commencing on May 31, 2009 and continuing until May 1, 2014, when all principal and accrued interest becomes due in full.  The first of the interest only payments due on May 31, 2009 on all four of the notes were not made.  On November 10, 2009, the terms of the four notes were amended to provide for the interest only payments to begin on January 1, 2011.

On June 1, 2008, the Company lent its 4 directors, two who are its sole officers, a total of $1,000,000.  There were four individual promissory notes, each for $250,000, bearing an annual interest rate of 4.62%.  The first interest only payment on each of the notes was to be made on June 1, 2010.  As of the first payment's due date, each of the note's interest rates reset to 5% per annum until June 1, 2015, when all principal and accrued interest becomes due in full.  On November 10, 2009, the terms of the four notes were amended to provide for the interest only payments to begin on January 1, 2011.

The total notes receivable balance, including accrued interest, as of September 30, 2010, due from its four directors, two who are its sole officers, was $2,225,492.

We recorded accrued interest related to the notes receivable - related parties for the three and nine month periods ended September 30, 2010 and 2009 of $27,986, $60,142, $15,893, and $47,091 respectively.  As of April 1, 2010, the Company began compensating each of its four directors with a $4,000 per month director's fee.  Accrued directors fees for all four of the Company's directors were used to satisfy accrued interest on the notes receivable - related parties for the three and nine month periods ended September 30, 2010 amounting to $58,000 and $106,000, respectively.

Management Agreements - Related Parties

Management fee revenues

TEAM manages all of CCTN's operations by providing management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services.  TEAM's monthly management fee from January 1, 2009 forward is a semi-variable fee of $40,000 per month plus $60 per open title order.  The Company's management fee revenue - related party from CCTN for the three and nine month periods ended September 30, 2010 and 2009 was $490,260, $1,252,740, $413,640 and $1,528,620, respectively.  The related TEAM title plant fees expense for the three and nine month periods ended September 30, 2010 and 2009 was $198,783, $570,061, $190,755 and $688,342 , respectively.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

Management fee expenses - Related Parties

On July 1, 2009, the Company entered into management agreements with affiliates of two of the Company's four directors.  These two individuals are the sole TEAM officers.  For managing the Company's operations, human resources, accounting services, sales, and marketing efforts, each of the affiliates of the officers were compensated at a rate of $25,200 per month per agreement.  The two officers had separate compensation arrangements with their individual affiliates and did not receive any salary compensation from the Company for the period from July 1, 2009 through December 31, 2009.  Total management fee - related parties expenses were $0 and $100,800 for the three and nine month periods ended September 30, 2010. The related parties' management fee agreements were terminated in February 2010.

Modification of Management Fees Payable - Related Parties

On November 3, 2009, the Company entered into an agreement with the affiliates acting as the Company's two officers and modified the payment terms of the management fee - related party payables owed to the two affiliates.  The modification agreement provided for the right of conversion by the holders of the management fees - related party payables of any portion of the amounts owed them into shares of the Company's common stock.  The conversion option was based on a rate of a share of the Company's common stock for an amount equal to 60% of the average of the closing price for the preceding five days. The management fees - related party payables were due on demand and fully transferable.

Forgiveness of Management Fees - Related Party Payables

In June 2010, the related party affiliates forgave all management fees - related parties amounts owed to them.  A gain, net of income taxes, of $241,649 has been recognized by the Company on the debt forgiveness in the Statement of Operations.

Shares Issued

As discussed in Note 12, in July 2009, the Company issued 14,109,338 shares of its common stock to its four directors in exchange for the individual's satisfaction of bank debt of $423,280.  The related party individuals surrendered four certificates of deposit that had been pledged as collateral for the Company's credit facility with Professional Business Bank.  The surrender of the related parties' certificates of deposit facilitated the eventual settlement of the Company's dispute with the bank.  The dispute arose in part because of the Company being declared in default on the unpaid balance due the bank on the line of credit in July 2009.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

In two November 2009 transactions, Sunderland Capital, LLC (Sunderland) bought and then converted a total of $20,000 of the Company's recently modified related party convertible payables.  In each of the transactions, Sunderland converted a $10,000 tranche of the related party convertible payable into 666,665 shares of the Company's common stock at $0.015 per share, a 40% discount to the prior 5 days closing average.

In three separate December 2009 transactions, Eventus bought and converted a total of $30,000 of the Company's convertible related party payable.  In each transaction, Eventus converted the $10,000 tranche into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 1,942,210 shares of the Company's common stock were issued in the three transactions at an average of $0.015 per share.

On December 23, 2009, the Company issued its four directors each 15 shares of Series A Convertible Preferred Stock of the Company for total consideration of $60,000.  Each share of Series A Convertible Preferred Stock is convertible into 1% of the Company's common stock outstanding as of the date of conversion.  The preferred shares do not have liquidation preferences.  Each Series A Convertible Preferred share has voting right that represent 1% of all the Company's outstanding shares.

In four separate February 2010 transactions, Eventus bought and converted a total of $40,000 of the Company's convertible related party payable.  In each transaction, Eventus converted the $10,000 tranche into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 3,716,112 shares of the Company's common stock were issued in the four transactions averaging $0.011 per share.

Subleases - Related Parties

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

TEAM's sublease expense to CCTN
2010 (remainder of year)	$26,993
2011	-
2012	-
2013	-
2014 and thereafter	-
Total minimum lease payments	$26,993

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

TEAM's sublease revenue from CCTN
2010 (remainder of year)	$21,224
2011	84,895
2012	17,687
2013	-
2014 and thereafter	-
Total minimum sublease revenue	$123,806

5.       Uncollectible Amount and Related Settlement Gain

In December 2007, TEAM entered into a management agreement with First Southwestern Title Company ("FIRST"), which was a title company with operations in Southern California, to manage all of their operations. FIRST owed TEAM $470,895 for fees work performed under the management agreement through July 2009.  In July 2009, FIRST voluntarily turned over their license to operate as a title company in the state of California to the California Department of Insurance.  The return of the title company license was based on FIRST's insufficient amounts of working capital and net worth.  When TEAM's management agreement with FIRST was terminated, the unpaid management fee receivable was determined to be uncollectible and the amount fully reserved.  As a partial resolution of the termination of the management agreement with FIRST, $261,279 of the amount that TEAM originally recorded as a reserve of doubtful accounts was determined to be subject to the right of offset against amounts due FIRST from CCTN.  There was $191,279 in excess of TEAM's 2009 management revenue from FIRST that was recognized in the nine month period ending September 30, 2009 as other income.  The remaining $457,817 owed by FIRST was written off as uncollectible as of December 31, 2009.

6.       Note Receivable (In-Substance Stock Subscription)

On November 18, 2009, the Company entered into a financing arrangement with JMJ Financial ("JMJ"), an unrelated third-party.  The financing arrangement consisted of a $600,000 convertible note payable to JMJ ("JMJ Note Payable) in consideration for a $500,000 secured and collateralized note receivable from JMJ (JMJ Note Receivable).  The financing arrangement in substance was designed for JMJ to convert the JMJ Note Payable, in tranches, into TEAM common stock and pay down the JMJ Note Receivable with cash (Note 9).  Since the JMJ Note Receivable is in-substance a stock subscription, the Company recorded the JMJ Note Receivable as a reduction of equity rather than an asset.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

The $500,000 JMJ Note Receivable, dated November 18, 2009, is due November 18, 2012.  The JMJ Note Receivable bears interest at a rate of 14.4% with no discount allowed for early principal reductions.  All interest and principal payments are due on the maturity date.  Principal and interest may be prepaid without penalty.  The JMJ Note Receivable is secured by $500,000 worth of assets of JMJ.  JMJ paid $50,000 of the JMJ Note Receivable with cash in November 2009.  The JMJ Note Receivable principal and accrued interest balances are $450,000 and $20,759 at September 30, 2010.

7.       Software and Leasehold Improvements

Software and leasehold improvements are reported net of amortization and consist of the following:

September 30,
2010
Software	$64,584
Leasehold improvements	1,367
65,951
Less: accumulated amortization	(24,946)
Software and Leasehold Improvements, net	$41,005

Amortization expense related to software and leasehold improvements for the three and nine month periods ended September 30, 2010 and 2009 was $5,499, $16,445, $117, and $195, respectively.

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

9.       Convertible Debt

Convertible Debt Obligation - Eventus Capital

On November 25, 2009, the Company converted its affiliate payable to CCTN, in the amount of $1,089,509, to an unsecured, convertible obligation in favor of CCTN.  CCTN then transferred this convertible debt obligation to Eventus Capital, Inc. (“Eventus”), an unrelated third party. The debt obligation is due November 25, 2010, bears no interest and contains a conversion feature that allows Eventus to convert the debt obligation, in $10,000 tranches, into shares of the Company’s common stock at a conversion rate of 60% of the average five day closing bid price preceding the conversion notice date.  Eventus may convert the debt obligation at their election subject to a contractual limitation that they may not hold more than 4.99% of the Company’s outstanding shares at any time.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

As conversion of the debt obligation into common shares is at the option of the holder and the conversion price is indexed to the Company's stock price, the fair value of the embedded conversion feature of the debt obligation is recorded by the Company as a derivative liability. This derivative liability is adjusted to fair value at each reporting period, with income or expense recorded to the Statement of Operations.  As of the initial date of the convertible debt transaction, the embedded conversion feature of the debt obligation, a level 3 fair value input, was $1,583,194 which resulted in a debt discount of $1,089,510 and a derivative liability expense of $493,684. The derivative liability expense was recorded upon issuance in the amount that the liability exceeded the value of the debt obligation.  On December 22, 2009, Eventus converted $10,000 of the debt obligation into 638,570 shares of the Company's common stock (Note 12).  During the three and nine month periods ended September 30, 2010, Eventus converted $9,000 and $232,000 of the debt obligation into 13,787,878 and 50,086,724 common shares of the Company, respectively.  At September 30, 2010, the debt obligation balance to Eventus was $887,510.  The value of the embedded conversion feature decreased to $739,591 resulting in a decrease to the derivative liability and to the Company's loss of $471,908 and $1,217,535 for the three and nine month periods ended September 30, 2010.  Accretion of the debt obligation's debt discount for the three and nine month periods ended September 30, 2010 was $274,616 and $814,893. This debt obligation is not included in the debt maturity table in Note 11.

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

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

Since conversion of the JMJ Note Payable into common shares is at the option of the holder and the conversion price is indexed to the Company's stock price, the fair value of the embedded conversion feature of the JMJ Note Payable is recorded as a derivative liability. The derivative liability is adjusted to fair value at each reporting period, with income or expense recorded to the statement of operations.  At the issuance date, the fair value of the embedded conversion feature, a level 3 fair value input, of the JMJ Note Payable was $2,992,500 which resulted in a debt discount of $600,000 and a derivative liability expense of $2,492,500. During the three month and nine month periods ended September 30, 2010, JMJ converted $30,375 and $45,675 of debt obligation into 67,100,000 and 77,100,000 common shares of the Company. At September 30, 2010, the value of embedded conversion feature had decreased to $1,385,813, resulting in a decrease to the derivative liability and a decrease in the Company's loss of $300,822 and $863,437 for the three and nine month period ended September 30, 2010.  Accretion of the JMJ Note Payable debt discount for the three and nine month periods ended September 30, 2010 was $50,365 and $149,453.

Fair Value Valuation Technique and Assumptions

The Company uses the Black-Scholes Option Pricing Model to determine the fair value of derivative liabilities associated with the embedded conversion features of the Eventus debt obligation and the JMJ note payable.  The assumptions used in calculating the Black-Scholes value of these embedded conversion features as of September 30, 2010 is as follows:

Risk free interest rate	0.06% to 0.35%
Expected volatility of common stock	308% to 346%
Dividend yield	0.00%
Expected life of conversion features	0.2-2.2 years

10.       Note Payable

In March 2010, the Company signed an unsecured promissory note to convert a trade payable to a vendor into a note payable due March 2012. The principal amount of the note payable is $118,223, the same amount as the trade payable, with a term of 24 months requiring $5,000 monthly payments at 4% interest annually. The Company may prepay in whole or in part the balance of the note prior to maturity without penalty. In the event of default, the vendor may declare the unpaid principal balance and earned interest on this note immediately due. The outstanding note payable balance and interest payable at September 30, 2010 is $105,281 and $1,004, respectively. The current portion of the note payable is $72,437.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

11.       Professional Business Bank Debt

In November 2009, the Company and its four major shareholders, who are also officers and directors, entered into a Settlement Agreement that resolved then existing litigation (Note 13) and satisfied promissory notes that were in default with Professional Business Bank ("PBB").  Per the settlement agreement, PBB received five certificates of deposit ("CDs") that were being held as collateral until resolution of this matter.  One of the CDs, with a value of $106,593, was the property of the Company. The other four CDs, totaling $423,280, were the property of the guarantors (the 4 officers and directors). As part of the settlement, PBB settled the Company's two notes payable in default totaling $3,381,292 and accrued interest of $363,644 by issuing a new financing in the amount of $2,750,000 with a five-year term and at an interest rate of 5%.  The financing calls for monthly payments of $20,000 per month that commenced January 26, 2010 and increases annually by $5,000 per month.  The monthly payments include principal and interest with the unpaid balance due at the end of the five year term.  If the Company is able to pay off the $2,750,000 within one year of issuance, the Company will receive a $250,000 discount.  PBB has received as security for this transaction a stipulated judgment against the Company and the four officers and directors in the amount of $3,215,062.  The four officers and directors all entered into personal guaranty agreements with PBB (Note 13).  The settlement agreement resulted in a gain on settlement of $465,063 for the year ended December 31, 2009.

Debt owed to PBB at September 30, 2010 and December 31, 2009 consists of the following:

	2010	2009
Financing Agreement
PBB financing agreement payable; unsecured; interest at 5% APR; guaranteed by the four officers and directors; monthly principal and interest payments of $20,000 per month starting January 26, 2010, increasing $5,000 annually with a balloon payment due at the end of the five year term	$2,659,842	2,750,000
Less current portion	155,271	104,882
Long term debt to PBB	$2,504,571	$2,645,118

For the three and nine month periods ended September 30, 2010 and 2009, interest expense on the PBB debt was $40,765, $109,922, $78,945 and $230,191, respectively.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

Maturity of all TEAM debt is as follows:

Year ended December 31,
2010 (remainder of year)	$41,101
2011	230,289
2012	814,590
2013	316,271
2014 and beyond	1,902,197
$3,304,448
12.       Stockholder's Equity

Preferred stock

On December 23, 2009, the Company issued its four officers and directors each 15 shares of Series A Convertible Preferred Stock of the Company for $60,000.  Each share of Series A Convertible Preferred Stock is convertible into 1% of the Company's common stock at the date of conversion.  The preferred shares do not have liquidation preference over common shares.  Each preferred share is entitled to as many votes equal to 1% of the Company's outstanding common stock.  On January 4, 2010, the Company amended the certificate of designation of preferences and rights of Series A Preferred Stock previously filed with the Nevada Secretary of State which changed the number of shares authorized from 50,000,000 to 60 shares. At September 30, 2010 and December 31, 2009, there were 60 shares issued and outstanding.

Common stock

The Company collected $13,430 of subscriptions receivable during the nine month period ended September, 2009.

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

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

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

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

During the three-month period ended June 30, 2010, JMJ Financial converted 7 tranches of its convertible debt obligation totaling $15,300.  In each transaction, Eventus converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 10,000,000 shares of the Company's common stock were issued in the seven transactions.

During the three-month period ended September 30, 2010, Eventus converted 3 tranches of its convertible debt obligation totaling $9,000.  In each transaction, Eventus converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 13,787,878 shares of the Company's common stock were issued in the three transactions.

During the three-month period ended September 30, 2010, JMJ Financial converted 13 tranches of its convertible debt obligation totaling $30,375.  In each transaction, Eventus converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 67,100,000 shares of the Company's common stock were issued in the thirteen transactions.

At September 30, 2010, the Company does not have adequate shares authorized to issue upon conversion of the debt (Note 13).  If needed, the Company intends to increase the number of shares authorized or enact a reverse stock split while keeping the current number of shares authorized.

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

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

Officer and Directors Loans

The Company amended certain of the terms of four officers and directors' note receivable agreements.  Our legal counsel has reviewed these amendments and has indicated that they are compliant with Section 402(a) of the Sarbanes-Oxley Act of 2002.

Authorized Shares

At September 30, 2010, the Company did not have adequate shares authorized to issue upon conversion of the JMJ and Eventus debt (Note 9).  If needed, the Company intends to increase the number of shares authorized or enact a reverse stock split while keeping the current number of shares authorized.  Given the Company's stock trading price as of September 30, 2010 and the date of this report, management does not believe that the debt will be converted to the extent that there will be insufficient shares authorized, and as such, has not recorded a liability for any costs associated with this matter.

Operating Leases

The Company has operating leases for certain office equipment and the facility. Future minimum lease payments are as follows for the years ending December 31:

2010 (remainder of year)	$62,492
2011	145,458
2012	30,493
2013	-
2014 and thereafter	-
Total minimum lease payments	$238,443

Rental expense was $42,384, $114,924, $8,420 and $83,003 for the three and nine month periods ended September 30, 2010 and 2009, respectively.  Rental expense is net of sublease income of $21,223, $63,671, $21,224 and $45,985 for the three and nine month periods ended September 30, 2010 and 2009.  Note 4 contains future expected sublease income and expenses.

Litigation

The Company's policy is to recognize amounts related to legal matters as a charge to operations if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

In November 2009, we entered into a settlement (Note 11) with PBB to resolve the pending litigation and the amount of the bank's then outstanding loans.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At September 30, 2010, the Company had negative working capital of $4,444,072, total liabilities of $7,139,043, and a stockholders’ deficit of $4,104,760.  The Company's only source of revenue and sole customer is a related party (Note 4).  The Company’s most significant asset is a group of eight notes receivable that were issued by its four officers and directors, amounting to $2,225,492 at September 30, 2010, which had the payment terms rewritten on extended terms in 2008.  Our significant debt servicing requirements, the ongoing operating losses and negative cash flows along with the depressed value of our common stock raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company hopes to meet its working capital requirements through the conversion of its current debt and the identification of other sources of debt and private placement of equity funding.

14.       Income (Loss) Per Share

The following is a reconciliation of the number of common shares used in the calculation of basic income (loss) per share and diluted income (loss) per share for the three and nine month periods ended September 30, 2010 and 2009:

	For the	For the	For the	For the
	Three Month	Three Month	Nine Month	Nine Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$272,333	$(293,864)	$375,694	$(766,589)
Denominator:
Weighted average number of common shares outstanding	156,576,679	53,210,924	109,468,030	49,207,087
Incremental shares resulting from the assumed conversion of debt and preferred stock	3,085,369,232	-	717,037,305	-
Diluted common shares outstanding	3,241,945,911	53,210,924	826,505,335	49,207,087

Net income (loss) per share:
Basic	$0.00	$(0.01)	$0.00	$(0.02)
Diluted	$0.00	$(0.01)	$0.00	$(0.02)

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

The following table sets forth the number of common shares issuable upon conversion of the Series A Preferred Stock and convertible debt:

	As of September 30,
	2010	2009
Series A Preferred Shares	117,539,518	-
Shares issuable upon conversion of debt	5,236,929,472	-

Each Series A Preferred Share is convertible into 1% of the Company's outstanding common shares at the time of its conversion.  The number of shares upon conversion presented above represents the maximum number of shares to be issued assuming the preferred shares are converted consecutively, rather than all at once.  At September 30, 2010, the Company does not have adequate shares authorized to issue upon such a conversion of the debt (Note 13).  If needed, the Company intends to increase the number of shares authorized or enact a reverse stock split while keeping the current number of shares authorized.

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

At September 30, 2010 we had negative working capital of $4,444,072 and incurred an operating loss of $946,719 during the nine month period ended September 30, 2010.  Our operations do not currently provide sufficient cash flow to meet our obligations and it does not appear this will occur within the next year based on current operating trends. However, we believe we are able to restructure or meet our obligations as they become due during the coming months while we move toward positive cash flow. Our company is still highly leveraged and there can be no assurance that revenues from operations, convertible debt financing and/or common stock sales will be sufficient to fund our current business plan.

The company has also entered into convertible debt obligations with Eventus Capital and JMJ Financial to help meet financing needs. As described in detail in Note 9 of the financial statements, this financing is based on cash payments to TEAM in exchange for stock at a discount which pays down the debt financing owed to Eventus and JMJ. Eventus can convert the obligation in tranches of up to $10,000 into shares of the Company’s common stock at the conversion rate of 60% of the average five day closing bid price preceding the conversion notice date. However, recently, JMJ has voluntarily decreased the conversion amount to approximately $3,000 per conversion. With each cash payment, JMJ can convert into shares of the Company's common stock at the conversion rate of 40% of the lowest trade price in the 20 trading days prior to the conversion. This financing is expensive and dependent on the ability of the marketplace to absorb the volume of stock sales that are required to maintain this level of stock issuance. These two financing arrangements are responsible for over 663 million shares of the over 717 million share difference between basic and diluted weighted average shares outstanding on the statement of operations for the 3rd quarter. Eventus and JMJ have already indicated that at current stock prices they will not participate in further financing or at best will only participate in very limited financing not sufficient to cover operating capital deficiencies. This financing caused a derivative liability of $4,206,376 as of 12/31/2009. However, for the nine-months ended September 30, 2010, the derivative liability has decreased by $2,080,972 which has been reported as Derivative liability income on the Statement of Operations. This derivative liability is still a significant current liability in the amount of $2,125,404 as of September 30, 2010 which is approximately 48% of the working capital deficiency that exists as of 9/30/2010. On the statement of operations, accretion of debt discount expense for the  nine month period ended September 30, 2010 ($964,346) and for the 3rd quarter of 2010 ($324,981) are solely related to JMJ and Eventus debt agreements.

The ability of the Company to continue as a going concern during the next year depends on the Company’s success being able to acquire ongoing financing and being able to execute its operating plans to generate positive cash flow.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the Nine Month Period Ended September 30, 2010 to the Nine Month Period Ended September 30, 2009

Revenues

Our revenue during the nine month period in 2010 totaled $1,254,428 compared to $1,789,899 during the same period in the prior year. This decrease was due to a comparable decrease in title insurance orders from a title company owned by our officers and directors. Virtually all revenue was generated through a contract with this title company owned by our officers and directors (99.9% of revenue for 2010 and 85.4% of revenue in 2009). A small amount of joint marketing revenue was generated in the nine months of 2010 ($1,688) as the company’s plans for this revenue stream began to take effect in the 4th quarter of 2009 and has not materialized in 2010 as much as management had hoped.

Costs and expenses

General and administrative expense amounted to $912,480 in 2010 as compared to $935,816 in the prior period reflecting efforts to cut overhead in light of the decrease in title orders overall for the year. In the 3rd quarter presentation, $106,000 in Director Fees have been separated out that are being paid and used mostly to reduce outstanding shareholders notes receivable per Board authorization. This began in April 2010 at the rate of $4,000 per director per month.

Title plant search fees decreased from $688,342 to $570,061 as these data charges are a variable cost that is directly related to the title order decrease when comparing the 1st nine months of 2009 and 2010. Customer service expenses decreased from $184,137 to $21,295 and have been completely phased out (any expense in 2010 reflects the expenses for this service prior to the phase out).

Selling expenses have increased from $3,282 to $102,702 as the company tries to generate joint marketing revenues and other revenue streams outside of the vendor services contract with the title company owned by our officers and directors. As a part of this plan, in the third quarter of 2010 we formed a wholly owned subsidiary, TEAM Title Inc., a Delaware corporation which was developed in 2010 to become the national license arm of TEAM Nation Holdings.  Through the third quarter 2010 TEAM Title, Inc. has achieved authority (through licensing expense to state governments) to conduct title and settlement transaction in the District of Columbia, Georgia, Iowa, Kentucky, Minnesota, New Jersey, New York, Pennsylvania, Rhode Island and West Virginia.  The business plan for TEAM Title includes licensing in an additional 28 states, including Arizona, Florida, Nevada and Texas over the next three quarters.  Once licensed, TEAM Title will conduct direct title and settlement services in the licensed areas and will focus its marketing efforts to regional and national lenders, asset managers, and banking centers.

Related party management fees decreased from $151,200 to $100,800 as services were terminated in February 2010. Also, under “Other expense (income)” on the statement of operations, the balances due for these management agreements in the amount of $241,649 were forgiven by the related party shareholders to the benefit of the company. This is reported as an “other income” item on the statement of operations.

Interest income increased as a result of accrued interest on related party notes receivable due from directors which were in effect prior to the reverse acquisition between Team and Suncross that occurred in June 2008. The interest applicable to related party shareholders has been separated on the Statement of Operations in 2010. Payments began April 1, 2010 at the rate of $4,000 per month per Director to begin paying down these notes. Interest expense decreased from $230,192 to $109,922 between the comparable nine month periods primarily due to debt with Professional Business Bank being renegotiated in late 2009 which yielded a much lower interest rate and lower principal balance due for 2010 than the default interest rate and outstanding balance that was in effect for the nine months ended September 30, 2009.

Comparison of the Three Month Period Ended September 30, 2010 to the Three Month Period Ended September 30, 2009.

Revenues

Our revenue during the three month period ended September 30, 2010 totaled $491,124 compared to $614,919 during the same period in the prior year. Management fees other than what is reported as related party were from First Southwestern Title Company in 3rd Quarter 2009 totaling $201,279. That was no longer a viable revenue stream as of 3rd quarter 2009 as that company went out of business in that time period. Related party management fees increased in the comparable 3rd quarters due to a 26% increase in orders from a title company owned by our officers and directors.

Costs and expenses

General and administrative expense decreased from $311,897 in 2009 as compared to $251,156 in 2010.  Some cuts have been necessary in 2010 in light of the downturn of overall title orders in 2010, even though orders have increased in the comparable 3rd quarters in 2009 and 2010. In the 3rd quarter presentation, $58,000 in Director Fees have been separated out that are being paid and used mostly to reduce outstanding shareholders notes receivable per Board authorization. This began in April 2010 at the rate of $4,000 per director per month.

Title plant search fees increased from $190,755 to $198,783 as these data charges are a variable cost that is directly related to the title order increase when comparing the 3rd quarters of 2009 and 2010. Title plant processing and general fees decreased in 2010 as this is mostly fixed, personnel expenses (as opposed to search fees) that have been cut to reflect the overall decrease in title orders for the year. Customer service expenses have been completely phased out ($56,842 to $79) and any expense in 2010 reflects the expenses for this service prior to being completely phased out.

Selling expenses have increased from $0 to $45,506 as the company tries to generate joint marketing revenues and other revenue streams outside of the vendor services contract with the title company owned by our officers and directors. As a part of this plan, included in the financial statements of the Company is wholly owned subsidiary TEAM Title Inc., a Delaware corporation which was developed in 2010 to become the national license arm of TEAM Nation Holdings.  Through the third quarter 2010 TEAM Title, Inc. has achieved authority (through licensing expense to state governments) to conduct title and settlement transaction in the District of Columbia, Georgia, Iowa, Kentucky, Minnesota, New Jersey, New York, Pennsylvania, Rhode Island and West Virginia.  The business plan for TEAM Title includes licensing in an additional 28 states, including Arizona, Florida, Nevada and Texas over the next three quarters.  Once licensed, TEAM Title will conduct direct title and settlement services in the licensed areas and will focus its marketing efforts to regional and national lenders, asset managers, and banking centers.

Interest income increased as a result of accrued interest on related party notes receivable due from directors which were in effect prior to the reverse acquisition between Team and Suncross that occurred in June 2008. Non related party interest income reported for 3rd quarter 2010 is higher than comparable 2009 solely due to accrued interest income on the JMJ financing which was not in effect until November 2009. The interest applicable to related party shareholders has been separated on the Statement of Operations in 2010. Payments have begun at the rate of $4,000 per month per Director to begin paying down these shareholder notes. Interest expense decreased from $78,946 to $40,765 between the comparable three month periods primarily due to debt with Professional Business Bank being renegotiated in late 2009 which yielded a much lower interest rate and lower principal balance due for 2010 than the default interest rate and outstanding balance that was in effect for the 3rd quarter of 2009.

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

Team Nation Holdings Corporation

By:	/s/ Dennis R. Duffy
Dennis R. Duffy, President/CEO
November 15, 2010

By:	/s/ Daniel J. Duffy
Daniel J. Duffy, Principal Financial Officer
November 15, 2010