Form 10-K
period 2010-12-31
Team Nation Holdings CORP
filed 2011-04-11
CIK 1390891

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ______________

Commission file number: 333-144597

TEAM NATION HOLDINGS CORPORATION
(Exact name of registrant as specified in charter)

Nevada	98-0441861
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4667 MacArthur Boulevard, Suite 310, Newport Beach, CA 92660
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: 949 514 6267

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: (114,700,247 shares) based on the price at which the common equity was last sold as of June 30, 2010:  $172,050

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,778,008,187 shares of Common Stock as of April 8, 2011.

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

Title Insurance Services:   Our services are offered to residential and commercial customers, independent and affiliated title agencies, and related companies in the real estate and mortgage lending industries throughout the United States, predominantly in the State of California. We currently provide services including HR, IT, accounting, production and customer service to CalCounties Title Nation (“CCTN”) which operates 2 branch offices and employs approximately 80 individuals located in California. In December, 2009 we formed TEAM Title LLC, a Delaware limited liability company, which is obtaining licenses to provide direct operations in 35 states nationally.  In March 2010 we converted TEAM Title LLC to a Delaware corporation.  TEAM Title Inc. was developed to become the national license arm of TEAM Nation Holdings.  In 2010 TEAM Title, Inc. has achieved authority (through licensing expense to state governments) to conduct title and settlement transactions in the District of Columbia, Georgia, Iowa, Kentucky, Minnesota, New Jersey, New York, Pennsylvania, Rhode Island and West Virginia.  The business plan for TEAM Title includes licensing in an additional 28 states, including Arizona, Florida, Nevada and Texas over the next three quarters.  Once licensed, TEAM Title will conduct direct title and settlement services in the licensed areas and will focus its marketing efforts to regional and national lenders, asset managers, and banking centers.

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

Escrow Operations:    Team wholly owns Escrow Nation, a California corporation and is scheduled to be dissolved in 2011.  TSS Escrow, Inc. was formed in February 2011 and it will become a licensed escrow agency under the California Department of Corporations.

Mortgage Operations:    Mortgage Nation, Inc. is wholly owned by Team and is licensed to provide mortgage broker services to its affiliates, employees and investors.  Mortgage Nation is currently inactive and is scheduled to be dissolved in 2011.

Acquisition strategy:   Team is committed to finding, analyzing and acquiring failing real estate companies, particularly title agencies, title insurance companies licensed both in California and throughout the United States, escrow, and mortgage companies to acquire their revenue streams and inventories and to adjust their infrastructure to mitigate expenses.  Already poised to support growing operations, we can pick up the business at hand without needing to increase staff or duplicate costly services.  Team is also in negotiations to acquire a title insurance underwriter and is in discussions to joint venture national operations with two companies situated outside of California.

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

Employees

As of April 8, 2011, we had a total of 16 direct employees. We believe our relations with our employees are excellent.

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

Beginning in December of 2008, the level of refinance activity increased, due in significant part to substantial decreases in mortgage interest rates. As of December 31, 2009, the volume of refinance activity has declined somewhat but remains significantly higher than the volume in 2007 and 2008. In the 2nd and third quarters of 2009, resale transactions increased significantly as investors and undecided buyers entered the market to take advantage of decreased prices and low interest rates.   In 2010, while interest rates remained low, overall transactions (refinance and resale) decreased as more strict mortgage lending underwriting guidelines limited the pool of homebuyers and existing homeowners who would qualify for refinancing. In addition, the slow and stagnant hiring statewide and nationwide as a result of a slowly recovering economy has limited the potential for increased transactions from new homebuyers. Also, decreased home prices nationwide and the aforementioned stricter underwriting guidelines from lenders have limited the available equity in many homes to qualify homeowners for refinancing transactions. We cannot predict changes in the interest rate environment, jobs market, home prices and government regulation of underwriting guidelines in future periods and its complete impact on residential resale and refinance activity. We expect interest rates to increase in 2011, and if mortgage interest rates rise quickly and significantly during 2011, it would likely negatively affect opened orders and, in turn, have a negative impact on our revenue levels and profitability.

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

A significant component of our revenue arises from an affiliate title company issuing title insurance policies which typically provides coverage for the real property mortgage lender and the buyer of the real property. As a result, the affiliate retains insurance risk up to $5,000 on policies they issue through agency operations. If we are successful in our bid to acquire a title insurance underwriter, our retained insurance risk will increase up to and including $2.0 million in some cases. We may also be subject to a legal claim arising from the handling of escrow transactions. The affiliate title company carries errors and omissions insurance coverage for errors made during the real estate settlement process of up to $1.0 million per occurrence, $1.0 million in the aggregate, subject to a deductible of $25,000 per occurrence. The occurrence of a significant title or escrow claim in any given period could have a material adverse effect on our financial condition and results of operations during the period.

Fraud, defalcation and misconduct by employees are also risks inherent in our business. As of December 31, 2010, an affiliate title company was custodian of approximately $12 million of cash deposited by customers with specific instructions as to its disbursement from escrow, trust and account servicing files. The affiliate carries insurance covering the loss or theft of funds of up to $1.0 million annually in the aggregate, subject to a deductible of $25,000 per occurrence. To the extent that any loss or theft of funds substantially exceeded our insurance coverage, our business could be materially adversely affected.

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

We occupy two leased office suites in the same building in Newport Beach, CA of approximately 4,500 square feet (1st floor) & 1,500 square feet (3rd floor) respectively, in which our executive offices are located. We sublease 2,000 square feet of the first floor space to CCTN, which houses a title and escrow unit in the facility.

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

On February 15, 2011 the Company brought a declaratory action regarding the convertibility of the JMJ promissory notes at the time of conversion.  The action was brought in the Thirteenth Judicial Circuit Court, in and for Hillsborough County, Florida. Such action is a single issue for the Court to determine the application of Rule 144 exemption from registration for removal of restrictive legend where collateralized note was adequate for removal of restrictive legend on such conversions. Such action is declaratory and thus is seeking an opinion of the Court. The Company, through its review by independent counsel, has taken the position that collateral alone to support a note is not adequate for future removals of restrictive legend. Counsel and management of the Company have tendered a termination of the JMJ Notes to JMJ Financial and, due to recent negotiations between the parties, believe that there will be a dismissal of such action by agreement of the parties and cancellation of all such promissory notes and collateralized promissory notes between the parties. At this time, there is no definitive determination that the JMJ notes will be terminated.

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

Period Ending	High Bid	Low Bid	High Ask	Low Ask

12/31/2010	0.0001	0.0001	1000.00	1000.00
09/30/2010	0.0001	0.0001	0.0017	0.0017
06/30/2010	0.0010	0.0010	0.0420	0.0420
03/31/2010	0.0096	0.0001	2000.00	0.0400

    (b)        As of December 31, 2010, there were 542 shareholders of record of the Registrant’s common stock.

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

At December 31, 2010 we had negative working capital of $4,231,407 and incurred an operating loss of $382,972 during the year ended December 31, 2010.  Our operations do not currently provide sufficient cash flow to meet our obligations and it does not appear this will occur within the next year based on current operating trends. However, we believe we are able to restructure or meet our obligations as they become due during the coming months while we move toward positive cash flow. Our company is still highly leveraged and there can be no assurance that revenues from operations, convertible debt financing and/or common stock sales will be sufficient to fund our current business plan.

The company has also entered into convertible debt obligations with Eventus Capital and JMJ Financial to help meet financing needs. As described in detail in Note 9 of the financial statements, this financing is based on cash payments to TEAM in exchange for stock at a discount which pays down the debt financing owed to Eventus and JMJ. Eventus can convert the obligation in tranches of up to $10,000 into shares of the Company’s common stock at the conversion rate of 60% of the average five day closing price preceding the conversion notice date. The financing anticipated has not yet been realized as the stock market hasn’t been willing to absorb the volume of this type of financing to achieve the desired amount of capital. The original intent was for the Eventus debt to be paid back within one year and based on cash realized so far it is only on track to be paid off by 2015. This has caused an adjustment which has required the derivative liability and debt discount and related accretion to be reassessed and matched with a projected payoff date of April 2015. This reassessment is reflected in the following discussions about the 2010 financial statements.

JMJ can convert into shares of the Company's common stock at the conversion rate of 40% of the lowest trade price in the 20 trading days prior to the conversion. This financing is even more expensive than Eventus and dependent on the ability of the marketplace to absorb the volume of stock sales that are required to maintain this level of stock issuance. The company is in the process of trying to terminate the financing arrangement with the management of JMJ because of the cost it has had in diluting the company’s stock value. While a favorable outcome is expected based on recent discussions with legal counsel, no terms have been finalized yet. Assuming a favorable outcome, additional derivative liability income would have been realized on the 12/31/2010 statement of operations in the amount of $1,943,750.

These two financing arrangements are responsible for 1.308 billion shares of the 1.371 billion share difference between basic and diluted weighted average shares outstanding on the statement of operations for the year. Eventus has already indicated that at current stock prices they will not participate in further financing or at best will only participate in very limited financing not sufficient to cover operating capital deficiencies. This financing caused a derivative liability of $4,206,376 as of 12/31/2009 (Eventus and JMJ). A derivative liability of $1,943,750 exists as of 12/31/2010 for JMJ and a derivative liability of $1,207,930 exists as of 12/31/2010 for Eventus. These derivative liabilities are a significant current liability in the amount of $3,151,680 as of December 31, 2010 which is approximately 74% of the working capital deficiency that exists as of 12/31/2010. The company does anticipate that a portion of this liability will be terminated once JMJ agrees to the financing termination terms. Assuming that happens, it would mean derivative liability income would be realized in the Other Income section of the statement of operations. Accretion of debt discount expense on the statement of operations for the year ended December 31, 2010 ($1,198,756) and for 2009 ($130,999) are solely related to JMJ and Eventus debt agreements.

The ability of the Company to continue as a going concern during the next year depends on the Company’s success being able to acquire ongoing financing and being able to execute its operating plans to generate positive cash flow.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2010 to the year ended December 31, 2009

Revenues

Our revenue in 2010 totaled $2,640,403 compared to $2,020,670 during the prior year. Virtually all revenue was generated through a contract with a title company owned by our officers and directors (99.9% of revenue for 2010 and 96.5% of revenue in 2009). A small amount of joint marketing revenue was generated in 2010 ($1,863) as the company’s plans for this revenue stream did not materialize in 2010 as much as management had hoped. The increase in revenue for the year was due to a contract adjustment with the aforementioned officer/director owned Title Company in December 2010 that increased revenues in December 2010 by $997,120. This contract increased the revenues to be realized for 2010 and going forward. It increased the revenue for the fixed cost of management services provided and increased the revenue for the variable fee per file charged in processing title orders. The increase was agreed to by both companies since the overall decrease in market title orders has not allowed the company to cover its costs. Without the one time December 2010 increase in revenues, revenue would have been down in 2010 by 19% because of the decrease in title orders in the overall economy.

Costs and expenses

General and administrative expense amounted to $1,169,600 in 2010 as compared to $1,266,388 in the prior period reflecting efforts to cut overhead in light of the decrease in title orders overall for the year. Director Fees have increased from $30,000 in 2009 to $394,000 in 2010. A $4,000 Director Fee per director began in April 2010 to reduce outstanding shareholders notes receivable per Board authorization. The Board also granted a one time director fee of $60,000 per director in the 4th quarter.

Title plant search fees decreased from $994,595 to $744,474 as these data charges are a variable cost that is directly related to the 21% title order decrease from 2009 and 2010. Customer service expenses decreased from $240,698 to $18,624 and have been almost completely phased out.

Selling expenses have increased from $3,282 to $109,043 as the company tries to generate joint marketing revenues and other nationwide title & escrow fee streams outside of the vendor services contract with the title company owned by our officers and directors. As a part of this plan, in the third quarter of 2010 we formed a wholly owned subsidiary, TEAM Title Inc., a Delaware corporation which was developed in 2010 to become the national license arm of TEAM Nation Holdings.  Through the third quarter 2010 TEAM Title, Inc. has achieved authority (through licensing expense to state governments) to conduct title and settlement transactions in the District of Columbia, Georgia, Iowa, Kentucky, Minnesota, New Jersey, New York, Pennsylvania, Rhode Island and West Virginia.  The business plan for TEAM Title includes licensing in an additional 28 states, including Arizona, Florida, Nevada and Texas over the next three quarters.  Once licensed, TEAM Title will conduct direct title and settlement services in the licensed areas and will focus its marketing efforts to regional and national lenders, asset managers, and banking centers.

Related party management fees decreased from $302,400 to $100,800 as services were terminated in February 2010. However, new related party management fee contracts have been entered into with four affiliated management companies that will cost $12,500 per affiliate per month beginning January 2011. Also, under “Other expense (income)” on the statement of operations, the balances due for these management agreements in the amount of $241,649 were forgiven by the related party shareholders to the benefit of the company. This is reported as an “other income” item on the statement of operations.

Interest income increased as a result of a full year of accrued interest on the JMJ note receivable and because of accrued interest on related party notes receivable due from directors which were in effect prior to the reverse acquisition between Team and Suncross that occurred in June 2008. The interest applicable to related party shareholders has been separated on the Statement of Operations. To begin paying the applicable interest and shareholder note receivable balances, payments began April 1, 2010 at the rate of $4,000 per month per Director. Interest expense decreased from $268,084 to $150,268 primarily due to debt with Professional Business Bank being renegotiated in late 2009 which yielded a much lower interest rate and lower principal balance due for 2010 than the default interest rate and outstanding balance that was in effect for 2009.

As previously mentioned, accretion of debt discount expense on the statement of operations for the year ended December 31, 2010 ($1,198,756) and for 2009 ($130,999) are solely related to JMJ and Eventus debt agreements. Derivative liability income was realized in 2010 in the amount of $1,933,766 as compared to derivative liability expense of $2,616,867 realized in 2009. A large driver of the derivative liability is the company stock price, which has decreased 98% from $0.03 per share on 12/31/2009 to $0.0005 per share as of 12/31/2010. As the stock price goes down, the derivative liability tends to go down due to the value of the share options decreasing proportionately with the stock price. Without the gain from the reversal of the derivative liability in 2010, instead of reported net income of $553,157 there would have been a net loss of $1,380,609.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report beginning on page F-1.

Team Nation Holdings Corporation
Index to the Consolidated Financial Statements
As of December 31, 2010 and 2009 and
For the Years Ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Team Nation Holdings Corporation

We have audited the accompanying consolidated balance sheets of Team Nation Holdings Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Team Nation Holdings Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13, the Company has sustained recurring losses and negative cash flows from operations, at December 31, 2010 it had negative working capital of $4.2 million, total liabilities of $6.9 million, and a stockholders’ deficit of $3.9 million.  The Company's only significant source of revenue, and its sole customer, is a related party.  The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years and plans to generate the additional cash needed through the sale of its common stock that currently has a depressed value.  The Company’s most significant asset is a group of eight non-current notes receivable – related party issued by the Company’s directors, amounting to $2.2 million at December 31, 2010 (representing 73% of total assets).   The Company's significant debt servicing requirements, its ongoing operating losses and negative cash flows along with the depressed value of its common stock gives raise to substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 4 to the financial statements, the Company has numerous significant transactions with related parties.  The transactions are with the Company's two officers and four directors and entities under their control. The Company’s financial statements for the years ended December 31, 2010 and 2009 reported net income of $0.55 million and a net loss of $(3.6) million, respectively.  In 2010, the management of the Company recognized a “one-time” revenue transaction of $1.0 million for past services provided to its sole customer, a related party.

As discussed in Note 9 to the financial statements, the Company recognized derivative liability income of $1.9 million for the year ended December 31, 2010 as a result of valuing certain derivative liabilities at their fair values as of December 31, 2010.

Kelly & Company
Costa Mesa, California
April 8, 2011

Team Nation Holdings Corporation
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$8,056	$19,029
Due from affiliates	-	313,321
Prepaid expenses	20,786	-

Total current assets	28,842	332,350

Notes receivable related parties	2,205,227	2,261,350
Accrued interest on JMJ note receivable	26,803	2,804
Title plant	710,000	710,000
Software and leasehold improvements, net of accumulated amortization of $30,445 and $8,500	35,506	52,515
Deposits	27,628	27,030

Total assets	$3,034,006	$3,386,049

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable - trade	$483,407	$693,275
Accounts payable of abandoned discontinued ops	5,569	5,569
Related party convertible payable obligations	-	182,673
Accrued director's fees	240,000	-
Affiliate payable	18,858	-
Accrued liabilities	92,492	119,314
Current portion of financing agreement	172,277	104,882
Current portion of note payable	88,439	-
Convertible debt obligation, net of discount of $862,182 and $982,051	7,527	97,458
Derivative liability	3,151,680	4,206,376

Total current liabilities	4,260,249	5,409,547

Financing agreement, net of current portion	2,460,610	2,645,118
Convertible note payable, net of discount of $376,642 and $576,460	173,358	23,540
Accrued interest on convertible note payable	26,839	2,839
Note payable, net of current portion	18,122	76,134

Total liabilities	6,939,178	8,157,178

Commitments and contingencies (Note 13)
Shareholder's deficit:
Preferred stock ($0.001 stated value, 60 shares authorized and outstanding)	1	1
Common stock ($0.001 stated value, 2,000,000,000 shares authorized, 261,097,419 and 67,901,401 shares issued and outstanding)	261,097	67,901
Additional paid in capital	1,685,642	1,566,038
Stock subscription receivable	(450,000)	(450,000)
Accumulated deficit	(5,401,912)	(5,955,069)

Total shareholder's deficit	(3,905,172)	(4,771,129)

Total liabilities and shareholder's deficit	$3,034,006	$3,386,049

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Management fees - related party	$2,638,540	$1,949,940
Management fees	-	70,000
Joint marketing	1,863	730

Total revenue	2,640,403	2,020,670

Operating expenses:
Title plant fees
Search fees	744,474	994,595
Processing and general	486,834	506,241
General and administrative	1,169,600	1,266,388
Directors fees	394,000	30,000
Management fees -related parties	100,800	302,400
Customer service expenses	18,624	240,698
Selling expenses	109,043	3,282

Total operating expenses	3,023,375	3,343,604

Operating loss	(382,972)	(1,322,934)
Other expense (income):
Interest income	(24,005)	(5,325)
Interest income - related parties	(87,877)	(63,184)
Interest expense	150,268	268,084
Collection of reserved accounts receivable	(2,562)	(191,279)
Accretion of debt discount	1,198,756	130,999
Debt forgiveness - related parties	(241,649)	-
Gain on settlement of lawsuit	-	(465,063)
Derivative liability expense (income)	(1,933,766)	2,616,867
Income (loss) from continuing operations before provision for income taxes	557,863	(3,614,033)
Provision for income taxes	(4,043)	(3,200)
Income (loss) from continuing operations	553,820	(3,617,233)
Loss from discontinued operations	(663)	(5,213)
Net income (loss)	$553,157	$(3,622,446)
Income (loss) per share from continuing operations:
Basic	$0.00	$(0.07)
Diluted	$0.00	$(0.07)
Loss per share from discontinued operations:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Net income (loss) per share:
Basic	$0.00	$(0.07)
Diluted	$0.00	$(0.07)
Weighted average shares outstanding:
Basic	138,838,103	54,304,646
Diluted	1,510,114,393	54,304,646

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Consolidated Statement of Shareholder's Deficit

					Additional	Stock
	Preferred	Preferred	Common	Common	Paid in	Subscriptions	Accumulated
	Shares	Stock	Shares	Stock	Capital	Receivable	Deficit	Total
Balance December 31, 2008	-	-	47,191,894	$47,191	$1,138,946	$(163,084)	$(2,332,623)	$(1,309,570)
Stock subscriptions collected	-	-	-	-	-	13,430	-	13,430
Stock subscriptions cancelled	-	-	(166,205)	(166)	(149,488)	149,654	-	-
Convertible preferred stock sold to directors	60	$1	-	-	59,999	-	-	60,000
Free up shares issued	-	-	1,694,130	1,694	(1,694)	-	-	-
Shares sold for cash	-	-	200	-	200	-	-	200
JMJ note receivable in substance stock subscription	-	-	-	-	-	(500,000)	-	(500,000)
Funds received on JMJ note receivable	-	-	-	-	-	50,000	-	50,000
Shares issued to directors for personally paying down debt	-	-	14,109,338	14,109	409,171	-	-	423,280
Officer payment of legal expenses	-	-	-	-	10,000.0	-	-	10,000
Shares issued to satisfy debt	-	-	3,275,540	3,276	46,724	-	-	50,000
Shares issued to satisfy lease liability	-	-	1,796,504	1,797	52,180	-	-	53,977
Net loss	-	-	-	-	-	-	(3,622,446)	(3,622,446)
Balance December 31, 2009	60	$1	67,901,401	$67,901	$1,566,038	$(450,000)	$(5,955,069)	$(4,771,129)
Shares issued upon conversion of convertible debt	-	-	188,977,006	188,977	70,823	-	-	259,800
Shares issued upon conversion of related party payables	-	-	3,716,012	3,716	36,284	-	-	40,000
Shares issued for services	-	-	500,000	500	9,500	-	-	10,000
Shares issued for cash	-	-	3,000	3	2,997	-	-	3,000
Net income	-	-	-	-	-	-	553,157	553,157
Balance December 31, 2010	60	$1	261,097,419	$261,097	$1,685,642	$(450,000)	$(5,401,912)	$(3,905,172)

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Cash flows from (used in) operating activities:

Net income (loss)	$553,157	$(3,622,446)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Loss from discontinued operations	-	(5,213)
Unreimbursed expenses	-	60,909
Expenses paid by an officer and director	-	10,000
Amortization	21,944	8,500
Shares issued for services	10,000	-
Debt discount accretion	1,198,756	130,999
Derivative liability (income) expense	(1,933,766)	2,616,866
Gain on debt settlement	-	(465,063)
Gain on debt forgiveness from related parties	(241,649)	-
Directors fees used to satisfy notes receivable	144,000	-
Accrued interest income on stock subscription receivable	(24,000)	(2,804)
Accrued interest expense on convertible debt obligation	24,000	2,839
Decrease (increase) in assets:
Accounts receivable	-	11,040
Other receivables	-	(60,909)
Prepaid expenses	(20,786)	-
Due from affiliates	313,321	(313,321)
Related party notes receivable	-	(45,883)
Deposit	(598)	(26,530)
Increase (decrease) in liabilities:
Accounts payable	(167,778)	557,727
Accrued liabilities	(26,822)	457,796
Due to affiliate	18,858	757,332
Accrued directors fees	240,000	-
Convertible related party debt obligations	98,976	43,516

Cash from operating activities - continuing operations	207,613	115,355

Cash used in operating activities - discontinued operations	-	(42,635)

Cash from operating activities	207,613	72,720

Cash flows used in investing activities:

Purchase of software and improvements	(4,935)	(61,015)
Accrued interest on related party notes receivable	(87,877)	-

Cash used in investing activities - continuing operations	(92,812)	(61,015)

Cash used in investing activities - discontinued operations	-	14,596

Cash used in investing activities	(92,812)	(46,419)

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Consolidated Statements of Cash Flows

Cash flows used in financing activities:

Restricted cash	-	2,653
Sale of common stock	3,000	436,909
Sale of convertible preferred stock	-	60,000
Repayment of related party payable	-	(13,958)
Proceeds from JMJ financing agreement	-	50,000
Payments made on financing agreement	(117,112)	-
Payments made on note payable	(11,662)	(529,872)

Cash used in financing activities - continuing operations	(125,774)	5,732

Cash used in financing activities - discontinued operations	-	(17,300)

Cash used in financing activities	(125,774)	(11,568)
Net increase (decrease) in cash	(10,973)	14,733
Cash and cash equivalents at beginning of period	19,029	4,296
Cash and cash equivalents at end of period	$8,056	$19,029

Supplemental Disclosure of Cash Flow Information

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Cash paid during the fiscal years for:

Interest	$125,846	$1,438
Income taxes	$4,043	$3,200

Schedule of Non cash Financing Activities

Common stock used to satisfy related party convertible payable obligations	$40,000	$40,000
Common stock used to satisfy convertible debt obligations	$259,799	$10,000
Common stock used to satisfy discontinued operation's lease liability	$-	$53,977
Note receivable issued as consideration for convertible note payable, recorded as stock subscription	$-	$500,000
Write off of uncollectible trade and other receivables	$-	$457,817
Recording of debt discount on convertible debt agreements	$879,070	$1,589,510

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

1.       Description of Business and Nature of Presentation

Description of Business

TEAM Nation Holdings Corporation (the “Company”) (“TEAM”), a Nevada corporation, is a management and services company specializing in management solutions for title companies and providing title production services. TEAM currently provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to a single related party title company in exchange for transaction-based fees (Note 4). TEAM Title Inc. (TEAM Title), the Company's wholly-owned subsidiary, is a Delaware corporation which was formed in 2010 to provide a national licensing arm for TEAM.  Through December 31, 2010, TEAM Title has obtained licensure to conduct title and settlement transactions in the District of Columbia, Georgia, Iowa, Kentucky, Minnesota, New Jersey, New York, Pennsylvania, Rhode Island and West Virginia.  TEAM Title's business plan anticipates licensing in an additional 28 states, including Arizona, Florida, Nevada and Texas during the next nine months.  Once the planned licensing is obtained, TEAM Title plans to conduct direct title and settlement services in the licensed areas with a focus on its marketing efforts to regional and national lenders, asset managers, and banking centers.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.  The Company has evaluated subsequent events through the date that the financial statements were issued and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary TEAM Title, after elimination of all material intercompany accounts, transactions, and profits.

Reclassification

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation. These reclassifications had no effect on previously reported results of operations and accumulated deficit presented.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

2.       Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent obligations in the financial statements and accompanying notes.  The Company's most significant estimates relate to the determination of the fair value of the derivative liabilities using the Black Scholes method, the expected maturity of the Eventus debt, the useful lives of software and leasehold improvements, and the determination of the deferred income tax asset valuation allowance. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Cash and cash equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.  At December 31, 2010, the Company does not have any cash equivalents.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2010 and 2009, the Company did not have any funds on deposit in excess of FDIC insured limits.

Revenue recognition

TEAM’s revenue is derived from management solutions for title companies and providing title production services.  Revenue from services is recognized when all of the following criteria have been met; Persuasive evidence of an arrangement exists; Delivery has occurred or services have been rendered; The fee for the arrangement is fixed or determinable; and Collectability is reasonably assured.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to operations and a credit to the related valuation allowance. The Company wrote off all of trade accounts receivable with balances as of December 31, 2009.  TEAM did not increase its allowance for doubtful accounts during the year ended December 31, 2010.

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

The carrying values of our cash and beneficial conversion feature derivative liability carried at fair value as of December 31, 2010 and 2009, are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
December 31, 2010:
Cash and cash equivalents	$8,056	-	-	$8,056
Derivative liability	-	-	$2,926,868	$2,926,868
December 31, 2009:
Cash and cash equivalents	$19,029	$-	-	$19,029
Derivative liability	-	-	$4,206,376	$4,206,376

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

The Company uses level 3 inputs to determine the fair value of its derivative liabilities.  The derivatives are valued using the Black Scholes Option Pricing Model which includes a calculation of historical volatility of the stock and an estimated maturity date.

Advertising

Advertising expense was $1,630 for the year ended December 31, 2009.  There was no advertising expense for the year ended December 31, 2010.

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

Estimated
Useful Lives
Software	3 years
Leasehold improvements plus reasonable renewal options	Lesser of useful life or lease term

Title plant

The Company's title plant is carried at original cost, with the costs of maintaining the title plant charged to expense as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes its title plant for impairment on an annual basis. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors.

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

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Other than disclosure, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements. In June 2009, the FASB established the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s financial statements. The Company is providing the Codification cross-references alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

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

In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for Securities and Exchange Commission (“SEC”) filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s consolidated financial statements.

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

3.       Discontinued Operations

In May 2007 we formed two subsidiaries: Escrow Nation, Inc. (“Escrow”) and Mortgage Nation, Inc. (“Mortgage”).  Escrow was licensed to transact escrow business by the California Department of Corporations and Mortgage was licensed to provide mortgage broker services.  In December 2007, we decided to discontinue the operations of both Escrow and Mortgage as a result of the significant downturn in the California housing market.  In December 2009, the Company terminated the operations of Escrow and Mortgage and their net liabilities were assumed by the Company.  We recognized losses of $663 and $5,213 from the two subsidiaries' discontinued operations for the years ended December 31, 2010 and 2009, respectively.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

4.       Related Party Transactions

Relationship with Affiliate - CalCounties Title Nation

TEAM's sole significant revenue source from July 1, 2009 through December 31, 2010 has been derived by providing transaction related services to a related entity, CalCounties Title Nation ("CCTN").  CCTN is a Southern California title company owned by TEAM's four directors.

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

TEAM is a variable interest entity of CCTN while CCTN is not a variable interest of TEAM.  As such, the financial statements of TEAM for all periods presented have not been consolidated with those of CCTN.  CCTN's summarized financial statements as of December 31, 2010 and 2009 and for the years ending December 31, 2010 and 2009 are presented below:

	As of	As of
	December 31,	December 31,
	2010	2009
Current assets	$3,649,248	$3,938,971
Total assets	$5,465,782	$5,153,659

Current liabilities	$2,281,659	$2,548,060
Total liabilities	$2,977,250	$2,934,295

Stockholders' equity	$2,488,532	$2,219,364

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Total operating revenues	$11,878,028	$13,172,745
Total operating expenses	$11,752,073	$12,156,231
Net income	$468,432	$1,106,609

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

Due To/From Affiliate

The components of the due to/due from CCTN activity for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Amount due (from) to CCTN, beginning of period	$(313,321)	332,177

Satisfaction of amounts owed by CCTN to TEAM for the vendor services provided	(2,638,540)	(1,941,141)
Operating capital advances provided by CCTN to TEAM	2,944,989	3,179,725
Operating capital advances provided by TEAM to CCTN	(248,204)	(419,374)
Facility sublease payments made by CCTN to TEAM	(84,895)	(82,209)
Facility sublease payments made by TEAM to CCTN	107,970	112,478
Transfer of liability owed CCTN to Eventus Capital (Note 9)	-	(1,089,510)
CCTN accounts payable assumed by TEAM	250,859	(405,467)

Amount due to (from) CCTN, end of period	$18,858	(313,321)

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

On June 1, 2008, the Company lent its four directors, two who are its sole officers, a total of $1,000,000.  There were four individual promissory notes, each for $250,000, bearing an annual interest rate of 4.62%.  The first interest only payment on each of the notes was to be made on June 1, 2010.  As of the first payment's due date, each of the note's interest rates reset to 5% per annum until June 1, 2015, when all principal and accrued interest becomes due in full.  On November 10, 2009, the terms of the four notes were amended to provide for the interest only payments to begin on January 1, 2011.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

The total notes receivable balance, including accrued interest, as of December 31, 2010, due from its four directors, two who are its sole officers, was $2,205,227.

We recorded accrued interest related to the notes receivable - related parties for the years ended December 31, 2010 and 2009 of $87,877 and $63,184 respectively.  As of April 1, 2010, the Company began compensating each of its four directors with a $4,000 per month director's fee.  Accrued directors’ fees for all four of the Company's directors were used to satisfy accrued interest on the notes receivable - related parties for the years ended December 31, 2010 and 2009 amounting to $87,877 and $56,123, respectively.

Directors Fees

As discussed above, on April 1, 2010 the Company began compensating each of its four directors with a $4,000 per month director's fee.  Director fee expenses totaled $394,000 and $30,000 for the years ended December 31, 2010 and 2009, respectively.

In addition to the monthly compensation to the four directors discussed above, in September 2010, the Board authorized a one-time director’s fee to three of the company’s directors totaling $10,000 ($3,333 per director). Then in November 2010, the Board authorized a one-time $60,000 director’s fee to each of the four Directors (total of $240,000).

Management Agreements - Related Parties

Management fee revenues

TEAM manages all of CCTN's operations by providing management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services.  TEAM's monthly management fee from January 1, 2009 forward is a semi-variable fee of $40,000 per month plus $60 per open title order.  The Company's management fee revenue - related party from CCTN for the years ended December 31, 2010 and 2009 was $2,638,540 and $1,949,940, respectively.  The related TEAM title plant fees expense for the years ended December 31, 2010 and 2009 were $744,474 and $994,595, respectively.

In December 2010, TEAM and CCTN agreed to a one-time management fee charge of $997,120.  The charge was recorded to reflect the actual costs that TEAM was incurring to process title orders, which was not consistent with the contract between TEAM and CCTN.  As a result, on January 3, 2011, the contract between TEAM and CCTN was amended to increase the semi variable fee of $40,000 per month to $50,000 per month and to increase the fee per open title order from $60 to $80 per open title order.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

Management fee expenses - Related Parties

On July 1, 2009, the Company entered into management agreements with affiliates of two of the Company's four directors.  These two individuals are the sole TEAM officers.  For managing the Company's operations, human resources, accounting services, sales, and marketing efforts, each of the affiliates of the officers were compensated at a rate of $25,200 per month per agreement.  The two officers had separate compensation arrangements with their individual affiliates and did not receive any salary compensation from the Company for the period from July 1, 2009 through December 31, 2009.  Total management fee - related parties expenses were $100,800 and $302,400 for the years ended December 31, 2010 and 2009. The related parties' management fee agreements were terminated in February 2010.

On January 3, 2011, the Company entered into new management agreements with affiliates of all four of the Company's directors.  Two of the individuals are the sole TEAM officers.  For managing the Company's operations, human resources, accounting services, sales, and marketing efforts, each of the affiliates of the officers are going to be compensated at a rate of $10,000 per month per agreement.  In addition to the monthly accrued fees, each of the four contracts stipulates that each affiliate will receive 250 million shares of TEAM’s common stock as contract incentive shares over 60 months. The shares will be issued on a monthly basis, with 4,166,667 shares issued to each director each month.

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

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

Car Payments - Related Parties

From June 2010 through August 2010, the company paid the monthly cost of a vehicle used for company business by one of its officers. The vehicle was leased personally by an LLC 100% owned and managed by the officer. TEAM made the payment each month directly to the leasing company amounting to $1,011. Beginning September 2010 and still in effect, TEAM paid the monthly cost of a vehicle owned by the officer. The payment each month of $897 is made directly by TEAM to the officer’s lender and is structured as a month to month car lease between TEAM and the officer.

Prior to June 2010, payments totaling $10,907 over 5 months were paid to TEAM’s two officers as reimbursement for automobile expenses incurred each month.  In all, during 2010, the Company reimbursed its officers $17,528 in car payments.  In 2009, the Company did not reimburse its officer for any costs related to autos.

Shares Issued

As discussed in Note 12, in July 2009, the Company issued 14,109,338 shares of its common stock to its four directors in exchange for the individual's satisfaction of bank debt of $423,280 at a value of $0.03 per common share.  The related party individuals surrendered four certificates of deposit that had been pledged as collateral for the Company's credit facility with Professional Business Bank.  The surrender of the related parties' certificates of deposit facilitated the eventual settlement of the Company's dispute with the bank.  The dispute arose in part because of the Company being declared in default on the unpaid balance due the bank on the line of credit in July 2009.

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

On December 23, 2009, the Company issued its four directors each 15 shares of Series A Convertible Preferred Stock of the Company for total consideration of $60,000.  Each share of Series A Convertible Preferred Stock is convertible into 1% of the Company's common stock outstanding as of the date of conversion.  The preferred shares do not have liquidation preferences.  Each Series A Convertible Preferred share has voting rights that represent 1% of all the Company's outstanding shares.  The conversion feature of the Series A Convertible Preferred shares is based on the then number of common shares outstanding and is formulaic in nature. The calculated effective conversion price into the Company's common shares as of the date of issuance of the Company's Series A Convertible Preferred Stock in December 2009 was $0.0006 per share.

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

TEAM's sublease expense to CCTN

2011	$107,970
2012	-
2013	-
2014	-
2015 and thereafter	-
Total minimum lease payments	$107,970

TEAM's sublease revenue from CCTN

2011	$84,895
2012	17,687
2013	-
2014	-
2015 and thereafter	-
Total minimum sublease revenue	$102,582

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

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

The $500,000 JMJ Note Receivable, dated November 18, 2009, is due November 18, 2012.  The JMJ Note Receivable bears interest at a rate of 14.4% with no discount allowed for early principal reductions.  All interest and principal payments are due on the maturity date.  Principal and interest may be prepaid without penalty.  The JMJ Note Receivable is secured by $500,000 worth of assets of JMJ.  JMJ paid $50,000 of the JMJ Note Receivable with cash in November 2009.  The JMJ Note Receivable principal and accrued interest balances are $450,000 and $26,803 at December 31, 2010 and $450,000 and $2,804 at December 31, 2009.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

7.       Software and Leasehold Improvements

Software and leasehold improvements are reported net of amortization and consist of the following:

	December 31,	December 31,
	2010	2009
Software	$64,584	59,649
Leasehold improvements	1,367	1,367
	65,951	61,016
Less: accumulated amortization	(30,445)	(8,500)
Software and Leasehold Improvements, net	$35,506	$52,516

Amortization expense related to software and leasehold improvements for the years ended December 31, 2010 and 2009 were $21,944 and $8,500, respectively.

8.       Title Plant

The Company acquired the Orange County title plant from CCTN in December 2007. The $710,000 purchase price for the title plant was based on an appraisal. The Company reviews the carrying value of the title plant asset on an annual basis to determine whether impairment may exist.  No impairments existed at December 31, 2010.

9.       Convertible Debt

Convertible Debt Obligation - Eventus Capital

On November 25, 2009, the Company converted its affiliate payable to CCTN, in the amount of $1,089,509, to an unsecured, convertible obligation in favor of CCTN.  CCTN then transferred this convertible debt obligation to Eventus Capital, Inc. (“Eventus”), an unrelated third party. The debt obligation had an original due date of November 25, 2010, bears no interest and contains a conversion feature that allows Eventus to convert the debt obligation, in $10,000 tranches, into shares of the Company’s common stock at a conversion rate of 60% of the average five day closing bid price preceding the conversion notice date.  Eventus may convert the debt obligation at their election subject to a contractual limitation that they may not hold more than 4.99% of the Company’s outstanding shares at any time.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

As conversion of the debt obligation into common shares is at the option of the holder, the conversion price is indexed to the Company's stock price, and debt had a future due date, the fair value of the embedded conversion feature of the debt obligation was recorded by the Company as a derivative liability. This derivative liability was adjusted to fair value at each reporting period, with income or expense recorded to the Statement of Operations.  As of the initial date of the convertible debt transaction, the embedded conversion feature of the debt obligation, a level 3 fair value input, was $1,583,194 which resulted in a debt discount of $1,089,510 and a derivative liability expense of $493,684. The derivative liability expense was recorded upon issuance in the amount that the liability exceeded the value of the debt obligation.  During the years ended December 31, 2010 and 2009, $209,800 and $10,000 of the debt obligation were converted into 97,660,339 and 638,570 common shares of the Company, respectively.  At November 25, 2010, the original due date of the obligation, the Company and Eventus amended the terms of the debt to make it due upon demand.  The Company and Eventus both anticipate the continued conversion of the debt obligation into the Company's common stock as the market will allow. Since the debt was not satisfied in one year as initially anticipated, the Company reassessed the expected date of the debt satisfaction to be April 2015.  Despite this expected satisfaction date, the debt remains as a current liability since it can be called for cash at Eventus' option.  In reassessing the expected satisfaction date, additional debt discount of $879,070, derivative liability expense of $907,657 and a derivative liability of $1,786,727 were recorded in November 2010.  In total, the Company recognized derivative liability income of $1,628,266 for the year ended December 31, 2010 on the Eventus debt. Derivative liability expense from the Eventus debt was $867,616 for the year ended December 31, 2009.  Accretion of the Eventus debt obligation's debt discount for the years ended December 31, 2010 and 2009 was $998,938 and $107,459. This debt obligation is not included in the debt maturity table in Note 7.

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

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

Since conversion of the JMJ Note Payable into common shares is at the option of the holder and the conversion price is indexed to the Company's stock price, the fair value of the embedded conversion feature of the JMJ Note Payable is recorded as a derivative liability. The derivative liability is adjusted to fair value at each reporting period, with income or expense recorded to the statement of operations.  At the issuance date, the fair value of the embedded conversion feature, a level 3 fair value input, of the JMJ Note Payable was $2,992,500 which resulted in a debt discount of $600,000 and a derivative liability expense of $2,492,500. During the years ended December 31, 2010 and 2009, JMJ converted $50,000 and $0 of debt obligation into 91,316,667 and 0 common shares of the Company. At December 31, 2010, the value of embedded conversion feature had decreased to $1,943,750, resulting in derivative liability income of $305,500 for the year ended December 31, 2010.  Derivative liability expense from the JMJ financing arrangement was $1,749,250 for the year ended December 31, 2009  Accretion of the JMJ Note Payable debt discount for the years ended December 31, 2010 and 2009 was $199,818 and $23,540, respectively.

Fair Value Valuation Technique and Assumptions

The Company uses the Black-Scholes Option Pricing Model to determine the fair value of derivative liability associated with the embedded conversion features of the Eventus debt obligation and the JMJ note payable.  The assumptions used in calculating the Black-Scholes value of these embedded conversion features as of December 31, 2010 are as follows:

Risk free interest rate	0.50% to 1.46%
Expected volatility of common stock	340% to 358%
Dividend yield	0.00%
Expected life of conversion features	1.9 - 4.3 years

10.       Note Payable

In March 2010, the Company signed an unsecured promissory note to convert a trade payable to a vendor into a note payable due March 2012. The principal amount of the note payable is $118,223, the same amount as the trade payable, with a term of 24 months requiring $5,000 monthly payments at 4% interest annually. The Company may prepay in whole or in part the balance of the note prior to maturity without penalty. In the event of default, the vendor may declare the unpaid principal balance and earned interest on this note immediately due. The outstanding note payable balance including interest at December 31, 2010 is $106,561. The current portion of the note payable is $88,439.  Total payments of $20,000 were made and interest expense of $3,338 was recorded for the year ended December 31, 2010.  The Company has not made all of the monthly payments as they become due and the note payable is in default at December 31, 2010.  The note payable holder has not declared the unpaid principal and earned interest due.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

11.       Professional Business Bank Debt

In November 2009, the Company and its four major shareholders, who are also the Company's directors, entered into a Settlement Agreement that resolved then existing litigation (Note 13) and satisfied promissory notes that were in default with Professional Business Bank ("PBB").  Per the settlement agreement, PBB received five certificates of deposit ("CDs") that were being held as collateral until resolution of this matter.  One of the CDs, with a value of $106,593, was the property of the Company. The other four CDs, totaling $423,280, were the property of the guarantors (the four Company directors). As part of the settlement, PBB settled the Company's two notes payable in default totaling $3,381,292 and accrued interest of $363,644 by issuing a new financing in the amount of $2,750,000 with a five-year term and at an interest rate of 5%.  The financing calls for monthly payments of $20,000 per month that commenced January 26, 2010 and increases annually by $5,000 per month.  The monthly payments include principal and interest with the unpaid balance due at the end of the five year term.  If the Company was able to satisfy the $2,750,000 within one year of issuance, the Company would have received a $250,000 discount.  PBB has received as security for this transaction a stipulated judgment against the Company and the four directors in the amount of $3,215,062.  The four directors all entered into personal guaranty agreements with PBB (Note 13).  The settlement agreement resulted in a gain on settlement of $465,063 for the year ended December 31, 2009.

Debt owed to PBB at December 31, 2010 and 2009 consists of the following:

	2010	2009
Financing Agreement
PBB financing agreement payable; unsecured; interest at 5% APR; guaranteed by the four officers and directors; monthly principal and interest payments of $20,000 per month starting January 26, 2010, increasing $5,000 annually with a balloon payment due at the end of the five year term	$2,632,887	2,750,000

Less current portion	172,277	104,882

Long term debt to PBB	$2,460,610	$2,645,118

For the years ended December 31, 2010 and 2009, interest expense on the PBB debt was $150,268 and $268,084, respectively.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

Maturity of TEAM debt is as follows:

Year ended December 31,
2011	$260,716
2012	810,265
2013	316,271
2014	1,902,196
2015 and beyond	-
$3,289,448

12.       Stockholder's Equity

Authorized Shares

On January 21, 2011, the Company's Board of Directors, and by a vote of the majority of the voting shares of the Corporation, approved an increase of the authorized shares of the Corporation from 1,000,000,000 to 2,000,000,000 shares of common stock.

Preferred stock

On December 23, 2009, the Company issued its four officers and directors each 15 shares of Series A Convertible Preferred Stock of the Company for $60,000.  Each share of Series A Convertible Preferred Stock is convertible into 1% of the Company's common stock at the date of conversion.  The preferred shares do not have liquidation preference over common shares.  Each preferred share is entitled to as many votes equal to 1% of the Company's outstanding common stock.  On January 4, 2010, the Company amended the certificate of designation of preferences and rights of Series A Preferred Stock previously filed with the Nevada Secretary of State which changed the number of shares authorized from 50,000,000 to 60 shares. At December 31, 2010 and 2009, there were 60 shares issued and outstanding.

Common stock

The Company collected $13,430 of subscriptions receivable during the year ended December 31, 2009.

In June 2009, the Company issued 400,797 shares of its common stock to certain of its stock subscription subscribers to meet a pricing provision in the subscription agreement ("Free-up shares").  There was no financial impact of the issuance of these shares.

In July 2009, the Company issued 14,109,338 shares of its common stock to its four officers and directors as consideration for each of the individuals' certificates of deposit which were used in the PBB settlement to partially satisfy the then outstanding debt.  The certificates of deposit in total were valued at $423,280.  The outstanding balance of the line of credit became due in July 2009 and the Company was in default.  The officers and directors had guaranteed the line of credit with personal certificates of deposit.  The Company reached a settlement with PBB effective December 31, 2009 (Note 7).

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

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

In July 2010, 3,000 shares were issued for cash of $3,000.

In 2010, Eventus converted 23 tranches of its convertible debt obligation totaling $203,560.  In each transaction, Eventus converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 76,835,339 shares of the Company's common stock were issued in the 23 transactions, which represents an average per share conversion price of $0.0026.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

In two December 2010 transactions, Sunderland bought a total of $6,240 of the Company's debt to Eventus.  In each transaction, Sunderland converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 20,825,000 shares of the Company's common stock were issued in the two transactions, which represents an average per share conversion price of $0.0003.

In 2010, JMJ Financial converted 23 tranches of its convertible debt obligation totaling $50,000.  In each transaction, JMJ converted the debt into shares of the Company's common stock at a conversion rate of 40% of the lowest trade price in the 20 trading days prior to the conversion.  A total of 91,316,667 shares of the Company's common stock were issued in the 23 transactions, which represents an average per share conversion price of $0.0005.

At December 31, 2010, the Company does not have adequate shares authorized to issue upon conversion of the debt (Note 13).  If needed, the Company intends to increase the number of shares authorized or enact a reverse stock split while keeping the current number of shares authorized.

13.       Commitments, Contingencies and Management's Plan

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

Concentrations

Revenue

As discussed in Note 4, virtually all of the Company's revenue is from processing title orders for CCTN, a related party.  For the years ended December 31, 2010 and 2009, 99.9% and 96.5% of the Company's revenue was from CCTN, respectively.  The Company would experience severe financial difficulties if CCTN no longer needed title orders processed or stopped using the Company to process their title orders.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

Supplier

The Company is dependent on third-party data search providers for title searches that occur outside of Orange County. In 2010 and 2009, the Company used one supplier for approximately 75% and 90% of title orders processed, respectively. The Company is dependent on the ability of its suppliers to provide services on a timely basis and on favorable pricing terms. The loss of this principal supplier or a significant reduction in service availability from this supplier could have a material adverse effect on the Company. The Company believes that its relationship with this supplier is satisfactory at December 31, 2010 and does not anticipate any reductions in service.

Officer and Directors Loans

The Company amended certain of the terms of four officers and directors' note receivable agreements.  Our legal counsel has reviewed these amendments and has indicated that they are compliant with Section 402(a) of the Sarbanes-Oxley Act of 2002.

Authorized Shares

At December 31, 2010, the Company did not have adequate shares authorized to issue upon conversion of the JMJ and Eventus debt (Note 9).  If needed, the Company intends to increase the number of shares authorized or enact a reverse stock split while keeping the current number of shares authorized.  Given the Company's stock trading price as of December 31, 2010 and the date of this report, management does not believe that the debt will be converted to the extent that there will be insufficient shares authorized, and as such, has not recorded a liability for any costs associated with this matter.

Operating Leases

The Company has operating leases for certain office equipment and the facility. Future minimum lease payments are as follows for the years ending December 31:

2011	$253,428
2012	30,493
2013	-
2014	-
2015 and thereafter	-
Total minimum lease payments	$283,921

Rental expense was $157,304 and $115,512 for the years ended December 31, 2010 and 2009, respectively.  Rental expense is net of sublease income of $84,895 and $67,209 for the years ended December 31, 2010 and 2009.  Note 4 contains future expected sublease income and expenses.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

Litigation

The Company's policy is to recognize amounts related to legal matters as a charge to operations if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

In November 2009, the Company entered into a settlement (Note 7) with PBB to resolve the pending litigation regarding the amount of the bank's then outstanding loans.

On February 15, 2011 the Company brought a declaratory action regarding the convertibility of the JMJ promissory notes at the time of conversion.  The action was brought in the Thirteenth Judicial Circuit Court, in and for Hillsborough County, Florida. Such action is a single issue for the Court to determine the application of Rule 144 exemption from registration for removal of restrictive legend where collateralized note was adequate for removal of restrictive legend on such conversions. Such action is declaratory and thus is seeking an opinion of the Court. The Company, through its review by independent counsel, has taken the position that collateral alone to support a note is not adequate for future removals of restrictive legend. Counsel and management of the Company have tendered a termination of the JMJ Notes to JMJ Financial and, due to recent negotiations between the parties, believe that there will be a dismissal of such action by agreement of the parties and cancellation of all such promissory notes and collateralized promissory notes between the parties. At this time, there is no definitive determination that the JMJ notes will be terminated.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At December 31, 2010, the Company had negative working capital of $4,231,407, total liabilities of $6,939,178, and a stockholders’ deficit of $3,905,172.  The Company's only significant source of revenue, and sole customer, is a related party (Note 4).  The Company’s most significant asset is a group of eight notes receivable that were issued by its four officers and directors, amounting to $2,205,227 at December 31, 2010, which had the payment terms rewritten on extended terms in 2008.  Our significant debt servicing requirements, the ongoing operating losses and negative cash flows along with the depressed value of our common stock raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company hopes to meet its working capital requirements through the conversion of its current debt and the identification of other sources of debt and private placement of equity funding.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

14.       Deferred Income Taxes

As a result of its losses, the Company has not recorded any current or deferred income tax provisions for the years ended December 31, 2010 and 2009.  Significant components of the Company's deferred income tax assets at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$3,312,745	$3,138,976
Valuation allowance	(3,312,745)	(3,138,976)
Net deferred tax assets	$-	$-

A reconciliation between the amount of income tax expense for the years ended December 31, 2010 and 2009, determined by applying the applicable US statutory income tax rates, is as follows:

	2010	2009
US Net income (loss) of continuing operations before taxes	$557,863	$(3,614,033)
Change in valuation allowance	34.0%	34.0%
Estimated tax (benefit)	$189,673	$(1,228,771)
Provision for deferred taxes	(193,716)	1,225,571
Net income tax expense	$(4,043)	$(3,200)

The Company has federal net operating loss carryforwards of $3,312,745. The federal net operating loss carryforward will begin to expire in 2027.  Based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, the Company has concluded that it is more likely than not that the net deferred income tax assets will not be realized through future taxable earnings and, accordingly, has established a full valuation allowance for them. The valuation allowance increased by $173,769 during the year ended December 31, 2010 as a result of the current year’s net losses.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

15.       Income (Loss) Per Share

The following is a reconciliation of the number of common shares used in the calculation of basic income (loss) per share and diluted income (loss) per share for the years ended December 31, 2010 and 2009:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Numerator:
Net income (loss)	$553,157	$(3,622,446)
Denominator:
Weighted average number of common shares outstanding	138,838,103	54,304,646
Incremental shares resulting from the assumed conversion of debt and preferred stock	1,371,276,290	-
Diluted common shares outstanding	1,510,114,393	54,304,646

Net income (loss) per share:
Basic	$0.00	$(0.07)
Diluted	$0.00	$(0.07)

The following table sets forth the number of common shares issuable upon conversion of the Series A Preferred Stock and convertible debt:

	As of December 31,
	2010	2009
Series A Preferred Shares	213,489,001	55,454,850
Shares issuable upon conversion of debt	6,303,360,028	136,562,001

Each Series A Preferred Share is convertible into 1% of the Company's outstanding common shares at the time of its conversion.  The number of shares upon conversion presented above represents the maximum number of shares to be issued assuming the preferred shares are converted consecutively, rather than all at once.  At December 31, 2010, the Company does not have adequate shares authorized to issue upon such a conversion of the debt (Note 13).  If needed, the Company intends to increase the number of shares authorized or enact a reverse stock split while keeping the current number of shares authorized.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

16.      Subsequent Events

Authorized Shares

As discussed in Note 12, on January 21, 2011, the Company's Board of Directors, and by a vote of the majority of the voting shares of the Corporation, approved an increase of the authorized shares of the Corporation from 1,000,000,000 to 2,000,000,000 shares of common stock. The Company amended its Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State.

Related Party

Management fee revenues

As discussed in Note 4, on January 3, 2011, the contract between TEAM and CCTN was amended to increase the semi variable fee of $40,000 per month to $50,000 per month and to increase the fee per open title order from $60 to $80 per open title order.

Management fee expenses

As discussed in Note 4, on January 3, 2011, the Company entered into new management agreements with affiliates of all four of the Company's directors.  Two of the individuals are the sole TEAM officers.  For managing the Company's operations, human resources, accounting services, sales, and marketing efforts, each of the affiliates of the officers are going to be compensated at a rate of $10,000 per month per agreement.  In addition to the monthly accrued fees, each of the four contracts stipulates that each affiliate will receive 250 million shares of TEAM’s common stock as contract incentive shares which will vest over 60 months. The shares will be issued on a monthly basis, with 4,166,667 shares issued to each director each month.

Convertible Debt

In March 2011, the Company provided notice to JMJ that the Company believed that JMJ was in violation of the terms of the convertible debt agreement with the Company, and that the Company desired to cancel all outstanding agreements with JMJ, which include the convertible note payable with an outstanding principal balance of $550,000 and accrued interest of $26,839 and the note receivable with an outstanding principal balance of $450,000 and accrued interest of $26,803 at December 31, 2010.

Team Nation Holdings Corporation
Notes to the Consolidated Financial Statements

Litigation

As discussed in Note 13, on February 15, 2011 the Company brought a declaratory action regarding the convertibility of the JMJ promissory notes at the time of conversion.  The action was brought in the Thirteenth Judicial Circuit Court, in and for Hillsborough County, Florida. Such action is a single issue for the Court to determine the application of Rule 144 exemption from registration for removal of restrictive legend where collateralized note was adequate for removal of restrictive legend on such conversions. Such action is declaratory and thus is seeking an opinion of the Court. The Company, through its review by independent counsel, has taken the position that collateral alone to support a note is not adequate for future removals of restrictive legend. Counsel and management of the Company have tendered a termination of the JMJ Notes to JMJ Financial and, due to recent negotiations between the parties, believe that there will be a dismissal of such action by agreement of the parties and cancellation of all such promissory notes and collateralized promissory notes between the parties. At this time, there is no definitive determination that the JMJ notes will be terminated.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April, 10, 2009, the Company’s board of directors dismissed its former independent registered public accounting firm, Moore & Associates Chartered Certified Public Accountants of Las Vegas, Nevada and engaged the firm, Kelly & Company, Costa Mesa, California as the principal accountant to audit the Registrant’s financial statements for the fiscal year of the Registrant ended December 31, 2008 and beyond.

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

The reports of independent registered public accounting firm of Kelly & Company as of and for the years ended December 31, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle.  The reports contained a “going concern” modification.

During the years ended December 31, 2010 and 2009, and through March 31, 2011, the Company did not consult with Kelly & Company regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A — CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer / Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2010, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer /Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2010, management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Principal Financial Officer concluded and reported to the Board of Directors that the design and operation of our internal controls and procedures were effective as of December 31, 2010.

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

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The current Executive officers and Directors of Registrant are:

Name	Position	Age

Dennis R. Duffy	Chief Executive Officer, Chairman of the Board and Director	68

Janis Okerlund	President , Secretary and Director	42

Daniel J. Duffy	Director	39

Norman J. Francis	Director	59

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

Janis Okerlund, Esq., President, Secretary, Principal Financial Officer and Director:

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

Daniel J. Duffy, Director:

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

Norman J. Francis, Director:

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

ITEM 11 — EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Cash Compensation.

Compensation paid for all services provided up to December 31, 2010 — The following table sets forth certain information with respect to the compensation we paid for services rendered during the fiscal year ended December 31, 2010, with respect to our Chief Executive Officer and each other executive officer who received cash compensation in excess of $100,000. Note that not all the compensation earned was paid to the executives due to cash constraints caused by economic conditions in 2010. Compensation accrued but not yet paid will be paid incrementally as the company is able, without impairment to its ongoing operations. There were no Option Awards or other compensation paid or accrued during the fiscal year ended December 31, 2010.

SUMMARY COMPENSATION TABLE

Name	Position	Accrued Compensation	Paid Compensation

Dennis R. Duffy	Chief Executive Officer,	$196,604	$136,604
	Chairman of the Board and Director

Janis Okerlund, Esq.	President , Secretary and Director	$193,933	$133,933

Daniel J. Duffy	Director	$119,333	$59,333

Norman J. Francis	Director	$99,333	$39,333

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

On January 3, 2011, the Company entered into new management agreements with affiliates of all four of the Company's directors.  Two of the individuals are the sole TEAM officers.  For managing the Company's operations, human resources, accounting services, sales, and marketing efforts, each of the affiliates of the officers are going to be compensated at a rate of $10,000 per month per agreement.  In addition to the monthly accrued fees, each of the four contracts stipulates that each affiliate will receive 250 million shares of TEAM’s common stock as contract incentive shares which will vest over 60 months. The shares will be issued on a monthly basis, with 4,166,667 shares issued to each director each month.

Option Grants, Exercise and Values

The Company does not currently have an adopted Stock Option Plan but hopes to formalize and adopt a plan for executives and key employees and recruits in 2011. There were no stock option grants or exercises during the fiscal year ended December 31, 2010.

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company’s Board of Directors held both in person meetings during the fiscal year ended December 31, 2010 and meetings by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

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

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to Team Nation Holdings Corporation, 4667 MacArthur Boulevard, Suite 310, Newport Beach, CA 92660.

Correspondence directed to an individual board member is referred, unopened, to that member. Correspondence not directed to a particular board member is referred, unopened, to the President and CEO.

Code of Ethics

Under the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission’s related rules, the Company is required to disclose whether it has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company has adopted a code of ethics that applies to its Chief Executive Officer, Principal Financial Officer and other officers, legal counsel and to any person performing similar functions. The Company has made the code of ethics available and intends to provide disclosure of any amendments or waivers of the code within five business days after an amendment or waiver on the Company’s website wwww.teamnationholdings.com.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended December 31, 2010. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Currently our Board does not have a compensation committee. Our officers are members of our Board of Directors and are able to vote on matters of compensation. We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time. In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended December 31, 2010 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

Base Salary:   At present we do not have a salary structure for employees and Executives, and amounts are based on skill set, knowledge and responsibilities. Base salaries may be established as necessary. During the year ended December 31, 2010 some of our Named Executive Officers received a salary increase.

Stock Awards:   A portion of compensation paid to our executives will be equity based. We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives’ compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives. No stock compensation awards were granted during the year ending December 31, 2010.

Other Benefits:   Our Executive Officers and employees receive no other benefits.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the share ownership of officers, directors and 5% or greater shareholders as of April 8, 2011. There are 1,778,008,187 common shares at April 8, 2011.

Name & Address (1)	No. Of Common Shares	% of Outstanding

Dennis R. Duffy (2)	260,053,412	14.63%
Daniel J. Duffy (3)	260,101,252	14.63%
Norm Francis (4)	260,057,348	14.63%
Janis D. Okerlund	257,731,116	14.50%
Officers and Directors as a Group(four persons)	1,037,943,128	58.38%

(1)	C/o Team Nation Holding Corporation, 4667 MacArthur Boulevard, Suite 310, Newport Beach, CA 92660
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Due To/From Affiliate

Relationship with Affiliate   CalCounties Title Nation

TEAM's sole significant revenue source from July 1, 2009 through December 31, 2010 has been derived by providing transaction related services to a related entity, CalCounties Title Nation ("CCTN").  CCTN is a Southern California title company owned by TEAM's four directors.

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

TEAM is a variable interest entity of CCTN while CCTN is not a variable interest of TEAM.  As such, the financial statements of TEAM for all periods presented have not been consolidated with those of CCTN.  CCTN's summarized financial statements as of December 31, 2010 and 2009 and for the years ending December 31, 2010 and 2009 are presented below:

	As of	As of
	December 31,	December 31,
	2010	2009
Current assets	$3,649,248	$3,938,971
Total assets	$5,465,782	$5,153,659

Current liabilities	$2,281,659	$2,548,060
Total liabilities	$2,977,250	$2,934,295

Stockholders' equity	$2,488,532	$2,219,364

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Total operating revenues	$11,878,028	$13,172,745
Total operating expenses	$11,752,073	$12,156,231
Net income	$468,432	$1,106,609

Due To/From Affiliate

The components of the due to/due from CCTN activity for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Amount due (from) to CCTN, beginning of period	$(313,321)	332,177

Satisfaction of amounts owed by CCTN to TEAM for the vendor services provided	(2,638,540)	(1,941,141)
Operating capital advances provided by CCTN to TEAM	2,944,989	3,179,725
Operating capital advances provided by TEAM to CCTN	(248,204)	(419,374)
Facility sublease payments made by CCTN to TEAM	(84,895)	(82,209)
Facility sublease payments made by TEAM to CCTN	107,970	112,478
Transfer of liability owed CCTN to Eventus Capital (Note 9)	-	(1,089,510)
CCTN accounts payable assumed by TEAM	250,859	(405,467)

Amount due to (from) CCTN, end of period	$18,858	(313,321)

Notes receivable – stockholders — $2,261,350

On May 31, 2007, the Company lent its 4 directors, two who are its sole officers, a total of $2,600,000 for notes receivable from the directors.  There were four notes receivable, one per director, for the original amounts of $650,000.  Each of the related parties notes were non interest bearing through May 31, 2008, at which time the notes bore an interest rate of 5% per annum with annual interest only payments commencing on May 31, 2009 and continuing until May 1, 2014, when all principal and accrued interest becomes due in full.  The first of the interest only payments due on May 31, 2009 on all four of the notes were not made.  On November 10, 2009, the terms of the four notes were amended to provide for the interest only payments to begin on January 1, 2011.

On June 1, 2008, the Company lent its four directors, two who are its sole officers, a total of $1,000,000.  There were four individual promissory notes, each for $250,000, bearing an annual interest rate of 4.62%.  The first interest only payment on each of the notes was to be made on June 1, 2010.  As of the first payment's due date, each of the note's interest rates reset to 5% per annum until June 1, 2015, when all principal and accrued interest becomes due in full.  On November 10, 2009, the terms of the four notes were amended to provide for the interest only payments to begin on January 1, 2011.

The total notes receivable balance, including accrued interest, as of December 31, 2010, due from its four directors, two who are its sole officers, was $2,205,227.

We recorded accrued interest related to the notes receivable   related parties for the years ended December 31, 2010 and 2009 of $87,877 and $63,184 respectively.  As of April 1, 2010, the Company began compensating each of its four directors with a $4,000 per month director's fee.  Accrued directors’ fees for all four of the Company's directors were used to satisfy accrued interest on the notes receivable   related parties for the years ended December 31, 2010 and 2009 amounting to $87,877 and $56,123, respectively.

Directors' Fees

As discussed above, on April 1, 2010 the Company began compensating each of its four directors with a $4,000 per month director's fee.  Director fee expenses totaled $394,000 and $30,000 for the years ended December 31, 2010 and 2009, respectively.

In addition to the monthly compensation to the four directors discussed above, in September 2010, the Board authorized a one-time director’s fee to three of the company’s directors totaling $10,000 ($3,333 per director). Then in November 2010, the Board authorized a one-time $60,000 director’s fee to each of the four Directors (total of $240,000).

Forgiveness of Management Fees   Related Party Payables

In June 2010, the related party affiliates forgave all management fees   related parties amounts owed to them.  A gain, net of income taxes, of $241,649 has been recognized by the Company on the debt forgiveness in the Statement of Operations.

Car Payments   Related Parties

From June 2010 through August 2010, the company paid the monthly cost of a vehicle used for company business by one of its officers. The vehicle was leased personally by an LLC 100% owned and managed by the officer. TEAM made the payment each month directly to the leasing company amounting to $1,011. Beginning September 2010 and still in effect, TEAM paid the monthly cost of a vehicle owned by the officer. The payment each month of $897 is made directly by TEAM to the officer’s lender and is structured as a month to month car lease between TEAM and the officer.

Prior to June 2010, payments totaling $10,907 over 5 months were paid to TEAM’s two officers as reimbursement for automobile expenses incurred each month.

Management Agreements

Management fee revenues

TEAM manages all of CCTN's operations by providing management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services.  TEAM's monthly management fee from January 1, 2009 forward is a semi variable fee of $40,000 per month plus $60 per open title order.  The Company's management fee revenue   related party from CCTN for the years ended December 31, 2010 and 2009 was $2,638,540 and $1,949,940, respectively.  The related TEAM title plant fees expense for the years ended December 31, 2010 and 2009 were $744,474 and $994,595, respectively.

In December 2010, TEAM and CCTN agreed to a one time management fee charge of $997,120.  The charge was recorded to reflect the actual costs that TEAM was incurring to process title orders, which was not consistent with the contract between TEAM and CCTN.  As a result, on January 3, 2011, the contract between TEAM and CCTN was amended to increase the semi variable fee of $40,000 per month to $50,000 per month and to increase the fee per open title order from $60 to $80 per open title order.

Management fee expenses

On July 1, 2009, the Company entered into management agreements with affiliates of two of the Company's four directors.  These two individuals are the sole TEAM officers.  For managing the Company's operations, human resources, accounting services, sales, and marketing efforts, each of the affiliates of the officers were compensated at a rate of $25,200 per month per agreement.  The two officers had separate compensation arrangements with their individual affiliates and did not receive any salary compensation from the Company for the period from July 1, 2009 through December 31, 2009.  Total management fee   related parties expenses were $100,800 and $302,400 for the years ended December 31, 2010 and 2009. The related parties' management fee agreements were terminated in February 2010.

On January 3, 2011, the Company entered into new management agreements with affiliates of all four of the Company's directors.  Two of the individuals are the sole TEAM officers. For managing the Company's operations, human resources, accounting services, sales, and marketing efforts, each of the affiliates of the officers are going to be compensated at a rate of $10,000 per month per agreement.  In addition to the monthly accrued fees, each of the four contracts stipulates that each affiliate will receive 250 million shares of TEAM’s common stock as contract incentive shares over 60 months. The shares will be issued on a monthly basis, with 4,166,667 shares issued to each director each month.

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

ITEM 15. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for professional services by our independent registered public accounting firm for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009

Audit Fees	$33,750	$45,850

Audit Related Fees (1)	$18,650	$19,975

Tax Fees	$2,000	$2,750

All Other Fees	$-0-	$-750-

Total	$54,400	$69,325

(1)	First, second, and third quarter review fees for 2010 and 2009.

It is our board’s policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent registered public accounting firm.  We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent registered public accounting firm described in the above table were approved in advance by our board.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Team Nation Holdings Corporation

Date: April 8, 2011	By:	/s/ Dennis R. Duffy
Dennis R. Duffy Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 8, 2011	By:	/s/ Janis D. Okerlund
Janis D. Okerlund Principal Financial Officer

DIRECTORS

Date: April 8, 2011	By:	/s/ Dennis R. Duffy
Dennis R. Duffy Director

Date: April 8, 2011	By:	/s/ Daniel J. Duffy
Daniel J. Duffy Director

Date: April 8, 2011	By:	/s/ Norman J. Francis
Norman J. Francis Director

Date: April 8, 2011	By:	/s/ Janis Okerlund
Janis Okerlund Director