Form 10-Q
period 2011-03-31
Team Nation Holdings CORP
filed 2011-05-16
CIK 1390891

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

Registrant’s telephone number, including area code: 949 514 6267

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

As of Friday, May 13, 2011 there were 811,316,782 shares of the registrant’s common stock, $.001 par value, outstanding.

Team Nation Holdings Corporation
 FORM 10-Q
 For the Quarterly Period Ended March 31, 2011

ITEM 1. FINANCIAL STATEMENTS

Team Nation Holdings Corporation
Consolidated Condensed Financial Statements

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

Consolidated Condensed Financial Statements of Team Nation Holdings Corporation:

Consolidated Condensed Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	2

Unaudited Consolidated Condensed Statements of Operations for the Three Month periods ended March 31, 2011 and 2010	3

Unaudited Consolidated Condensed Statements of Cash Flows for the Three Month periods ended March 31, 2011 and 2010	4

Notes to the Unaudited Consolidated Condensed Financial Statements	6

Team Nation Holdings Corporation
Condensed Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2011	2010
	(unaudited)
Current assets:
Cash and cash equivalents	$-	$8,056
Prepaid expenses	25,173	20,786

Total current assets	25,173	28,842

Notes receivable -related parties	2,184,707	2,205,227
Accrued interest on JMJ note receivable	32,715	26,803
Title plant	710,000	710,000
Software and leasehold improvements, net of accumulated amortization of $35,944 and $13,947	30,007	35,506
Deposits	27,628	27,628

Total assets	$3,010,230	$3,034,006

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Bank overdraft	$30,245	$-
Accounts payable -trade	481,512	483,407
Accounts payable of abandoned discontinued ops	5,569	5,569
Accrued director's fees	240,000	240,000
Accrued management fees -related party	120,000	-
Affiliate payable	27,448	18,858
Accrued liabilities	102,383	92,492
Current portion of financing agreement	189,137	172,277
Current portion of note payable	106,614	88,439
Convertible debt obligation, net of discount of $264,787 and $862,182	272,325	7,527
Derivative liability	2,511,743	3,151,680

Total current liabilities	4,086,976	4,260,249

Financing agreement, net of current portion	2,401,045	2,460,610
Convertible note payable, net of discount of $469,723 and $376,642	61,157	173,358
Accrued interest on convertible note payable	32,839	26,839
Note payable, net of current portion	-	18,122

Total liabilities	6,582,017	6,939,178

Commitments and contingencies (Note 11)
Shareholder's deficit:
Preferred stock ($0.001 stated value, 60 shares authorized and outstanding)	1	1
Common stock ($0.001 stated value, 5,000,000,000 shares authorized, 811,316,782 and 261,097,419 shares issued and outstanding)	811,316	261,097
Additional paid in capital	1,516,641	1,685,642
Stock subscription receivable	(375,000)	(450,000)
Accumulated deficit	(5,524,745)	(5,401,912)

Total shareholder's deficit	(3,571,787)	(3,905,172)

Total liabilities and shareholder's deficit	$3,010,230	$3,034,006

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Condensed Consolidated Statements of Operations

	For the Three-Month Period Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Management fees -related party	$396,160	$367,800
Joint marketing	-	824
Total revenue	396,160	368,624

Operating expenses:
Title plant fees
Search fees	175,069	202,523
Processing and general	81,702	154,228
General and administrative	201,704	337,945
Directors fees	48,000	-
Management fees -related parties	140,000	100,800
Customer service expenses	51	16,210
Selling expenses	2,104	37,587

Total operating expenses	648,630	849,293

Operating loss	(252,470)	(480,669)
Other expense (income):
Interest income	(5,915)	(5,933)
Interest income -related parties	(27,480)	(16,078)
Interest expense	39,379	28,032
Accretion of debt discount	504,316	317,916
Derivative liability income	(639,937)	(833,480)
Income (loss) from operations before provision for income taxes	(122,833)	28,874
Provision for income taxes	-	(800)
Net income (loss)	$(122,833)	$28,074
Net income (loss) per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average shares outstanding:
Basic	628,236,689	75,682,142
Diluted	628,236,689	293,407,450

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Condensed Consolidated Statements of Cash Flows

	For the Three-Month Period Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from (used in) operating activities:

Net income (loss)	$(122,833)	$28,074
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization	5,499	5,447
Shares issued for related party management fees	20,000	-
Shares issued for services	9,500	10,000
Debt discount accretion	504,316	317,916
Derivative liability (income) expense	(639,937)	(833,480)
Directors fees used to satisfy notes receivable	48,000	-
Accrued interest income on stock subscription receivable	(5,912)	(5,933)
Accrued interest expense on convertible debt obligation	6,000	6,000
Decrease (increase) in assets:
Prepaid expenses	(4,387)	-
Due from affiliates	-	313,321
Related party notes receivable	(27,480)	(16,078)
Increase (decrease) in liabilities:
Accounts payable	(1,895)	(13,861)
Accrued liabilities	9,944	6,033
Due to affiliate	8,589	113,910
Accrued management fees -related party	120,000	-
Convertible related party debt obligations	-	98,976

Cash from (used in) operating activities	(70,596)	30,325

Cash flows used in investing activities:

Purchase of software and improvements	-	(4,935)

Cash used in investing activities	-	(4,935)

Cash flows from (used in) financing activities:

Bank overdraft	30,245	-
Proceeds from JMJ financing agreement	75,000	-
Payments made on financing agreement	(42,705)	(37,967)

Cash from (used in) financing activities	62,540	(37,967)
Net decrease in cash	(8,056)	(12,577)
Cash and cash equivalents at beginning of period	8,056	19,029
Cash and cash equivalents at end of period	$-	$6,452

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Condensed Consolidated Statements of Cash Flows

Supplemental Disclosure of Cash Flow Information

	For the Three-Month Period Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash paid during the fiscal years for:

Interest	$33,181	$22,032
Income taxes	$-	$800

Schedule of Non cash Financing Activities

Common stock used to satisfy related party convertible payable obligations	$-	$40,000

Common stock used to satisfy convertible debt obligations	$351,718	$126,000

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

1.       Description of Business and Nature of Presentation

Description of Business

TEAM Nation Holdings Corporation (the “Company”) (“TEAM”), a Nevada corporation, is a management and services company specializing in management solutions for title companies and providing title production services. TEAM currently provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to a single related party title company in exchange for transaction-based fees (Note 3).  TEAM Title Inc. (TEAM Title), the Company's wholly-owned subsidiary, is a Delaware corporation which was formed in 2010 to provide a national licensing arm for TEAM.  Through March 31, 2011, TEAM Title has obtained licensure to conduct title and settlement transactions in the District of Columbia, Georgia, Iowa, Kentucky, Minnesota, New Jersey, New York, Pennsylvania, Rhode Island and West Virginia.  TEAM Title's business plan anticipates licensing in an additional 28 states, including Arizona, Florida, Nevada and Texas during the next nine months.  Once the planned licensing is obtained, TEAM Title plans to conduct direct title and settlement services in the licensed areas with a focus on its marketing efforts to regional and national lenders, asset managers, and banking centers.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of March 31, 2011 and the results of operations and cash flows for the related interim periods ended March 31, 2011 and 2010. The results of operations for the three month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary TEAM Title, after elimination of all material intercompany accounts, transactions, and profits.

Reclassification

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation. These reclassifications had no effect on previously reported results of operations and accumulated deficit presented.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

2.       Significant Accounting Policies

The accounting policies followed by us and other information are contained in the notes to the Company’s audited financial statements for the year ended December 31, 2010 included in our Form 10-K filed on April 11, 2011 with the SEC. We have not changed our significant accounting policies as of March 31, 2011. You should read this Quarterly Report on Form 10-Q in connection with the information contained in our Annual Report on Form 10-K filed on April 11, 2011.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent obligations in the financial statements and accompanying notes.  The Company's most significant estimates relate to the determination of the fair value of the derivative liabilities using the black scholes method, the expected maturity of the Eventus and JMJ debt, the useful lives of software and leasehold improvements, and the determination of the deferred income tax asset valuation allowance. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Cash and cash equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.  At March 31, 2011, the Company does not have any cash equivalents.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2011 and December 31, 2010, the Company did not have any funds on deposit in excess of FDIC insured limits.

Revenue recognition

TEAM’s revenue is derived from management solutions for title companies and providing title production services.  Revenue from services is recognized when all of the following criteria have been met; Persuasive evidence of an arrangement exists; Delivery has occurred or services have been rendered; The fee for the arrangement is fixed or determinable; and Collectibility is reasonably assured.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to operations and a credit to the related valuation allowance. The Company has had no trade accounts receivable since January 1, 2010.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

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

The carrying values of our cash and beneficial conversion feature derivative liability carried at fair value as of March 31, 2011 and December 31, 2010, are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
March 31, 2011:
Cash and cash equivalents	$0	-	-	$-
Derivative liability	-	-	$2,511,743	$2,511,743

December 31, 2010:
Cash and cash equivalents	$8,056	$-	-	$8,056
Derivative liability	-	-	$3,151,680	$3,151,680

The Company uses level 3 inputs to determine the fair value of its derivative liabilities.  The derivatives are valued using the Black Scholes Option Pricing Model which includes a calculation of historical volatility of the stock and an estimated maturity date based on historical conversion of the underlying debt.

Advertising

Advertising expense was $342 for the three-month period ended March 31, 2010.  There was no advertising expense for the three-month period ended March 31, 2011.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

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

3.       Related Party Transactions

Relationship with Affiliate - CalCounties Title Nation

TEAM's sole significant revenue source from July 1, 2009 through March 31, 2011 has been derived by providing transaction related services to a related entity, CalCounties Title Nation ("CCTN").  CCTN is a Southern California title company owned by TEAM's four directors.

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

TEAM is a variable interest entity of CCTN while CCTN is not a variable interest of TEAM.  As such, the financial statements of TEAM for all periods presented have not been consolidated with those of CCTN.  CCTN's summarized financial statements as of March 31, 2011 and December 31, 2010 and for the three-month periods ended March 31, 2011 and 2010 are presented below:

	As of	As of
	March 31,	December 31,
	2011	2010
	(unaudited)
Current assets	$2,983,763	$3,649,248
Total assets	$4,686,764	$5,465,782

Current liabilities	$2,358,086	$2,281,659
Total liabilities	$2,998,569	$2,977,250

Stockholders' equity	$1,688,195	$2,488,532

	For the Three-Month Period Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Total operating revenues	$2,123,280	$2,576,531
Total operating expenses	$2,290,842	$2,425,924
Net income	$(156,437)	$170,694

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

Due To/From Affiliate

The components of the due to/due from CCTN activity for the three-month periods ended March 31, 2011 and 2010 are as follows:

	2011	2010

Amount due (from) to CCTN, beginning of period	$18,858	(313,321)

Satisfaction of amounts owed by CCTN to TEAM for the vendor services provided	(396,160)	(367,800)
Operating capital advances provided by CCTN to TEAM	453,977	757,482
Operating capital advances provided by TEAM to CCTN	(90,750)	(27,565)
Facility sublease payments made by CCTN to TEAM	(21,224)	(21,224)
Facility sublease payments made by TEAM to CCTN	26,993	26,993
CCTN accounts payable assumed by TEAM	35,754	59,345

Amount due to (from) CCTN, end of period	$27,448	113,910

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

The total notes receivable balance, including accrued interest, as of March 31, 2011 and December 31, 2010, due from its four directors, two who are its sole officers, was $2,184,707 and $2,205,227, respectively.

We recorded accrued interest related to the notes receivable - related parties for the three-month periods ended March 31, 2011 and 2010 of $27,470 and $16,078 respectively.  As of April 1, 2010, the Company began compensating each of its four directors with a $4,000 per month director's fee.  Accrued directors fees for all four of the Company's directors were used to satisfy accrued interest on the notes receivable - related parties for the three-month periods ended March 31, 2011 and 2010 amounting to $27,480 and $0, respectively.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

Directors Fees

As discussed above, on April 1, 2010, the Company began compensating each of its four directors with a $4,000 per month director's fee.  Director fee expenses totaled $48,000 and $0 for the three-month periods ended March 31, 2011 and 2010, respectively.

In addition to the monthly compensation to the four directors discussed above, in September 2010, the Board authorized a one-time director’s fee to three of the company’s directors totaling $10,000 ($3,333 per director). In November 2010, the Board authorized a one-time $60,000 director’s fee to each of the four Directors (total of $240,000).

Management Agreements - Related Parties

Management fee revenues

TEAM manages all of CCTN's operations by providing management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services.  TEAM's monthly management fee from January 1, 2009 through December 31, 2010 was a semi-variable fee of $40,000 per month plus $60 per open title order.  In December 2010, TEAM and CCTN agreed to a one-time management fee charge of $997,120.  The charge was recorded to reflect the actual costs that TEAM was incurring to process title orders, which was not consistent with the contract between TEAM and CCTN.  As a result, on January 3, 2011, the contract between TEAM and CCTN was amended to increase the semi variable fee of $40,000 per month to $50,000 per month and to increase the fee per open title order from $60 to $80 per open title order.  The Company's management fee revenue - related party from CCTN for the three-month periods ended March 31, 2011 and 2010 was $396,160 and $367,800, respectively.  The related TEAM title plant fees expense for the three-month periods ended March 31, 2011 and 2010 were $175,069 and $202,523, respectively.

Management fee expenses - Related Parties

On July 1, 2009, the Company entered into management agreements with affiliates of two of the Company's four directors.  These two individuals are the sole TEAM officers.  For managing the Company's operations, human resources, accounting services, sales, and marketing efforts, each of the affiliates of the officers were compensated at a rate of $25,200 per month per agreement.  The related parties' management fee agreements were terminated in February 2010. On January 3, 2011, the Company entered into new management agreements with affiliates of all four of the Company's directors.  Two of the individuals are the sole TEAM officers.  For managing the Company's operations, human resources, accounting services, sales, and marketing efforts, each of the affiliates of the officers are going to be compensated at a rate of $10,000 per month per agreement.  In addition to the monthly accrued fees, each of the four contracts stipulates that each affiliate will receive 250 million shares of TEAM’s common stock as contract incentive shares over 60 months. The shares will be issued on a monthly basis, with 4,166,667 shares issued to each director each month.  Vested shares to the four affiliates for the three-month period ended March 31, 2011 totaled 33,333,336, which resulted in management fee expense of $20,000 for the three-month period ended March 31, 2011. This represented two months of the 60 month vesting period and represents a per share price of $0.0006.  Total management fee - related parties expenses were $140,000 and $100,800 for the three-month periods ended March 31, 2011 and 2010.

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

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

Forgiveness of Management Fees - Related Party Payables

In June 2010, the related party affiliates forgave all management fees - related parties amounts owed to them at the time.  A gain, net of income taxes, of $241,649 was recognized in June 2010 by the Company on the debt forgiveness in the Statement of Operations.

Car Payments - Related Parties

From June 2010 through August 2010, the company paid the monthly cost of a vehicle used for company business by one of its officers. The vehicle was leased personally by an LLC 100% owned and managed by the officer. TEAM made the payment each month directly to the leasing company amounting to $1,011. Beginning September 2010 and still in effect, TEAM paid the monthly cost of a vehicle owned by the officer. The payment each month of $897 is made directly by TEAM to the officer’s lender and is structured as a month to month car lease between TEAM and the officer.  Related party car expenses totaled $4,500 and $6,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

Shares Issued

In four separate February 2010 transactions, Eventus Capital Inc. (Eventus) bought and converted a total of $40,000 of the Company's convertible related party payable.  In each transaction, Eventus converted the $10,000 tranche into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 3,716,112 shares of the Company's common stock were issued in the four transactions averaging $0.011 per share.

As described above, the Company's four directors entered into new management agreements with the Company on January 3, 2011 which includes each of the directors being issued 250 million shares of TEAM’s common stock as a contract incentive over a 60 month vesting period.   During the three-month period ended March 31, 2011, vested shares to the four affiliates for management services totaled 33,333,336 shares, which represented management fee expense of $20,000.  This vesting satisfied two of 60 months and 33,333,336 of the 1 billion shares committed to the four affiliates, two of which are the sole TEAM officers. The transactions are recorded at a per share price of $0.0006 which was the closing stock price on the date of the management agreements.

Subleases - Related Parties

TEAM has entered into subleases with CCTN.  TEAM leases office space from CCTN in Pasadena, CA and CCTN leases space from TEAM in Newport Beach, CA. TEAM pays CCTN 50% of its lease expense for the Pasadena office, which amounts to $8,998 per month. CCTN pays TEAM 80% of its lease expense for the Newport Beach office which amounts to $7,075 per month. These transactions are booked through affiliate receivable/payable accounts.  See Note 11 for the Company's minimum lease obligations.

TEAM's sublease expense to CCTN

2011 (remainder of the year)	$80,978
2012	-
2013	-
2014	-
2015 and thereafter	-
Total minimum lease payments	$80,978

TEAM's sublease revenue from CCTN

2011 (remainder of the year)	$63,671
2012	17,687
2013	-
2014	-
2015 and thereafter	-
Total minimum sublease revenue	$81,358

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

4.       Note Receivable (In-Substance Stock Subscription)

On November 18, 2009, the Company entered into a financing arrangement with JMJ Financial ("JMJ"), an unrelated third-party.  The financing arrangement consisted of a $600,000 convertible note payable to JMJ ("JMJ Note Payable) in consideration for a $500,000 secured and collateralized note receivable from JMJ (JMJ Note Receivable).  The financing arrangement in substance was designed for JMJ to convert the JMJ Note Payable, in tranches, into TEAM common stock and pay down the JMJ Note Receivable with cash (Note 7).  Since the JMJ Note Receivable is in-substance a stock subscription, the Company recorded the JMJ Note Receivable as a reduction of equity rather than an asset.

The $500,000 JMJ Note Receivable, dated November 18, 2009, is due November 18, 2012.  The JMJ Note Receivable bears interest at a rate of 14.4% with no discount allowed for early principal reductions.  All interest and principal payments are due on the maturity date.  Principal and interest may be prepaid without penalty.  The JMJ Note Receivable is secured by $500,000 worth of assets of JMJ.  JMJ paid $50,000 of the JMJ Note Receivable with cash in November 2009, $50,000 of the principal balance in January 2011 and $25,000 of the principal balance in February 2011.  The JMJ Note Receivable principal and accrued interest balances are $375,000 and $32,715 at March 31, 2011 and $450,000 and $26,803 at December 31, 2010.

5.       Software and Leasehold Improvements

Software and leasehold improvements are reported net of amortization and consist of the following:

	March 31,	December 31,
	2011	2010
Software	$64,584	64,584
Leasehold improvements	1,367	1,367
	65,951	65,951
Less: accumulated amortization	(35,944)	(30,445)

Software and Leasehold Improvements, net	$30,007	$35,506

Amortization expense related to software and leasehold improvements for the three-month periods ended March 31, 2011 and 2010 was $5,499 and $5,447, respectively.

6.       Title Plant

The Company acquired the Orange County title plant from CCTN in December 2007. The $710,000 purchase price for the title plant was based on an appraisal. The Company reviews the carrying value of the title plant asset on an annual basis to determine whether impairment may exist.  No impairments existed at March 31, 2011 and December 31, 2010.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

7.       Convertible Debt

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

As conversion of the debt obligation into common shares is at the option of the holder, the conversion price is indexed to the Company's stock price, and debt had a future due date, the fair value of the embedded conversion feature of the debt obligation was recorded by the Company as a derivative liability. This derivative liability was adjusted to fair value at each reporting period, with income or expense recorded to the Statement of Operations.  As of the initial date of the convertible debt transaction, the embedded conversion feature of the debt obligation, a level 3 fair value input, was $1,583,194 which resulted in a debt discount of $1,089,510 and a derivative liability expense of $493,684. The derivative liability expense was recorded upon issuance in the amount that the liability exceeded the value of the debt obligation.  During the three-month periods ended March 31, 2011 and 2010, $332,598 and $126,000 of the debt obligation were converted into 445,330,475 and 13,202,291 common shares of the Company, respectively.  At November 25, 2010, the due date of the obligation, the Company and Eventus amended the terms of the debt to make it due upon demand.  The Company and Eventus both anticipate continuing to convert the debt into stock as the market will allow. Since the debt was not satisfied in one year as initially anticipated, the Company reassesses the expected date of the debt satisfaction each reporting period.  The Company recognized derivative liability income of $387,343 and $414,230 for the three-month periods ended March 31, 2011 and 2010, respectively.  Accretion of the Eventus debt obligation's debt discount for the three-month periods ended March 31, 2011 and 2010 was $597,396 and $268,646. This debt obligation is not included in the debt maturity table in Note 5.

Convertible Note Payable - JMJ Financial

As part of the financing arrangement with JMJ (Note 4), the Company issued a $600,000 unsecured, convertible note payable (the "JMJ Note Payable") dated November 18, 2009, to JMJ Financial for a consideration of $500,000 (reflecting a 16.66% original issue discount) in a private placement. The JMJ Note Payable bears interest at a rate of 12% with no discount allowed for principal reductions.  The JMJ Note Payable is due on or before November 18, 2012. At any time after the 180th day following the effective date of the JMJ Note Payable, the holder may at its election convert all or part of the JMJ Note Payable plus accrued interest into shares of the Company's common stock at the conversion rate of 40% of the lowest trade price in the 20 trading days prior to the conversion. The terms of the JMJ Note Payable limit JMJ from owning more than 9.99% of the Company's common stock at any given time.

Since conversion of the JMJ Note Payable into common shares is at the option of the holder and the conversion price is indexed to the Company's stock price, the fair value of the embedded conversion feature of the JMJ Note Payable is recorded as a derivative liability. The derivative liability is adjusted to fair value at each reporting period, with income or expense recorded to the statement of operations.  At the issuance date, the fair value of the embedded conversion feature, a level 3 fair value input, of the JMJ Note Payable was $2,992,500 which resulted in a debt discount of $600,000 and a derivative liability expense of $2,492,500. During the three-month periods ended March 31, 2011 and 2010, JMJ converted $19,120 and $0 of debt obligation into 61,000,000 and 0 common shares of the Company.  At March 31, 2011, the value of embedded conversion feature had decreased to $1,691,156, resulting in derivative liability income of $252,594 for the three-month period ended March 31, 2011.  Derivative liability income from the JMJ financing arrangement was $419,250 for the three-month period ended March 31, 2010.  Accretion of the JMJ Note Payable debt discount for the three-month period ended March 31, 2010 was $49,270.  Ater re-assessing the estimated time to complete conversion of the JMJ Note Payable during the three-month period ended March 31, 2011, the debt discount was increased from $376,642 to $469,723, which resulted in a decrease to accretion expense of $93,081 for the period.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

Fair Value Valuation Technique and Assumptions

The Company uses the Black-Scholes Option Pricing Model to determine the fair value of derivative liability associated with the embedded conversion features of the Eventus debt obligation and the JMJ note payable.  The assumptions used in calculating the Black-Scholes value of these embedded conversion features as of March 31, 2011 are as follows:

Risk free interest rate	0.30% to 3.65%
Expected volatility of common stock	322% 339%
Dividend yield	0.00%
Expected life of conversion features	1.3 - 10.5 years

8.       Note Payable

In March 2010, the Company signed an unsecured promissory note to convert a trade payable to a vendor into a note payable due March 2012. The principal amount of the note payable is $118,223, the same amount as the trade payable, with a term of 24 months requiring $5,000 monthly payments at 4% interest annually. The company has not been able to maintain the required $5,000 per month payment schedule due to insufficient cash flow. The Company may prepay in whole or in part the balance of the note prior to maturity without penalty. In the event of default, the vendor may declare the unpaid principal balance and earned interest on this note immediately due. The outstanding note payable balance including interest at March 31, 2011 and December 31, 2010 is $106,614 and $106,561, respectively. The current portion of the note payable as of March 31, 2011 and December 31, 2010 is $106,614 and $88,439, respectively.  Payments of $1,000 and $0 were made and interest expense of $1,053 and $0 were recorded for the three-month periods ended March 31, 2011 and 2010.

9.       Professional Business Bank Debt

In November 2009, the Company and its four major shareholders, who are also officers and directors, entered into a Settlement Agreement that resolved then existing litigation (Note 11) and satisfied promissory notes that were in default with Professional Business Bank ("PBB").  Per the settlement agreement, PBB received five certificates of deposit ("CDs") that were being held as collateral until resolution of this matter.  One of the CDs, with a value of $106,593, was the property of the Company. The other four CDs, totaling $423,280, were the property of the guarantors (the 4 officers and directors). As part of the settlement, PBB settled the Company's two notes payable in default totaling $3,381,292 and accrued interest of $363,644 by issuing a new financing in the amount of $2,750,000 with a five-year term and at an interest rate of 5%.  The financing calls for monthly payments of $20,000 per month that commenced January 26, 2010 and increases annually by $5,000 per month.  The monthly payments include principal and interest with the unpaid balance due at the end of the five year term.  If the Company is able to pay off the $2,750,000 within one year of issuance, the Company will receive a $250,000 discount.  PBB has received as security for this transaction a stipulated judgment against the Company and the four officers and directors in the amount of $3,215,062.  The four officers and directors all entered into personal guaranty agreements with PBB (Note 11).  The settlement agreement resulted in a gain on settlement of $465,063 for the year ended December 31, 2009.

Debt owed to PBB at March 31, 2011 and December 31, 2010 consists of the following:

	2011	2010
Financing Agreement
PBB financing agreement payable; unsecured; interest at 5% APR; guaranteed by the four officers and directors; monthly principal and interest payments of $20,000 per month starting January 26, 2010, increasing $5,000 annually with a balloon payment due at the end of the five year term	$2,590,182	2,632,887

Less current portion	189,137	172,277

Long term debt to PBB	$2,401,045	$2,460,610

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

Interest expense for the three-month periods ended March 31, 2011 and 2010 on the PBB debt was $39,379 and $28,032, respectively.

Maturity of TEAM debt is as follows:

Year ended December 31,
2011 (remainder of year)	$218,064
2012	791,145
2013	316,271
2014	1,902,197
2015 and beyond	-
$3,227,677

10.       Stockholder's Equity

Authorized Shares

On January 21, 2011, the Company's Board of Directors, and by a vote of the majority of the voting shares of the Corporation, approved an increase of the authorized shares of the Corporation from 1,000,000,000 to 2,000,000,000 shares of common stock.

On April 26, 2011, the Company's Board of Directors approved an increase of the authorized shares of the Corporation from 2,000,000,000 to 5,000,000,000 shares of common stock.

Preferred Stock

On December 23, 2009, the Company issued its four officers and directors each 15 shares of Series A Convertible Preferred Stock of the Company for $60,000.  Each share of Series A Convertible Preferred Stock is convertible into 1% of the Company's common stock at the date of conversion.  The preferred shares do not have liquidation preference over common shares.  Each preferred share is entitled to as many votes equal to 1% of the Company's outstanding common stock.  On January 4, 2010, the Company amended the certificate of designation of preferences and rights of Series A Preferred Stock previously filed with the Nevada Secretary of State which changed the number of shares authorized from 50,000,000 to 60 shares. At March 31, 2011 and December 31, 2010, there were 60 shares issued and outstanding.

Common stock

In four February 2010 transactions, Eventus bought a total of $40,000 of the Company's convertible related party payable.  In each transaction, Eventus converted the $10,000 tranche into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 3,716,112 shares of the Company's common stock were issued in the four transactions.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

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

During the three-month period ended June 30, 2010, JMJ Financial converted 7 tranches of its convertible debt obligation totaling $15,300.  In each transaction, JMJ converted the debt into shares of the Company's common stock at a conversion price equal to 40% of the lowest trade price in the 20 trading days prior to the conversion.  A total of 10,000,000 shares of the Company's common stock were issued in the seven transactions.

During the three-month period ended September 30, 2010, Eventus converted 3 tranches of its convertible debt obligation totaling $9,000.  In each transaction, Eventus converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 13,787,878 shares of the Company's common stock were issued in the three transactions.

During the three-month period ended September 30, 2010, JMJ Financial converted 13 tranches of its convertible debt obligation totaling $30,375.   In each transaction, JMJ converted the debt into shares of the Company's common stock at a conversion price equal to 40% of the lowest trade price in the 20 trading days prior to the conversion.  A total of 67,100,000 shares of the Company's common stock were issued in the thirteen transactions.

During the three-month period ended December 31, 2010, Eventus converted 5 tranches of its convertible debt obligation totaling $17,800.  In each transaction, Eventus converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 51,289,627 shares of the Company's common stock were issued in the five transactions.

During the three-month period ended December 31, 2010, JMJ Financial converted 2 tranches of its convertible debt obligation totaling $2,555.   In each transaction, JMJ converted the debt into shares of the Company's common stock at a conversion price equal to 40% of the lowest trade price in the 20 trading days prior to the conversion.  A total of 8,516,667 shares of the Company's common stock were issued in the two transactions.

In two December 2010 transactions, Sunderland bought a total of $6,240 of the Company's debt to Eventus.  In each transaction, Sunderland converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 20,825,000 shares of the Company's common stock were issued in the two transactions.

In January 2011, the Company issued 10,555,555 shares of the Company's common stock for legal services valued at $9,500.

During the three-month period ended March 31, 2011, Eventus converted 2 tranches of its convertible debt obligation totaling $46,266.  In each transaction, Eventus converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 71,999,047 shares of the Company's common stock were issued in the two transactions.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

During the three-month period ended March 31, 2011, JMJ Financial converted 4 tranches of its convertible debt obligation totaling $19,120.   In each transaction, JMJ converted the debt into shares of the Company's common stock at a conversion price equal to 40% of the lowest trade price in the 20 trading days prior to the conversion.  A total of 61,000,000 shares of the Company's common stock were issued in the four transactions.

In a January 2011 transaction, Sunderland bought a total of $43,166 of the Company's debt to Eventus.  In the transaction, Sunderland converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 61,665,714 shares of the Company's common stock were issued in the transaction.

In a January 2011 transaction, Hoboken Capital bought a total of $43,166 of the Company's debt to Eventus.  In the transaction, Hoboken converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 61,665,714 shares of the Company's common stock were issued in the transaction.

In a January 2011 transaction, Tortuga, Inc. bought a total of $51,280 of the Company's debt to Eventus.  In the transaction, Tortuga converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 64,100,555 shares of the Company's common stock were issued in the transaction.

In a January 2011 transaction, Real Time Interests, Inc. (RTI) bought a total of $51,280 of the Company's debt to Eventus.  In the transaction, RTI converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 64,100,555 shares of the Company's common stock were issued in the transaction.

In a January 2011 transaction, Big Time Financial, Inc. (BTF) bought a total of $51,280 of the Company's debt to Eventus.  In the transaction, BTF converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 64,100,555 shares of the Company's common stock were issued in the transaction.

In a February 2011 transaction, Raphael Manning bought a total of $14,159 of the Company's debt to Eventus.  In the transaction, Manning converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 17,698,335 shares of the Company's common stock were issued in the transaction.

In a February 2011 transaction, OmniPeer, Inc. bought a total of $32,000 of the Company's debt to Eventus.  In the transaction, OmniPeer converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 40,000,000 shares of the Company's common stock were issued in the transaction.

As discussed in Note 3, 33,333,336 shares vested under the affiliate management agreements with the four directors during the three-month period ended March 31, 2011.   This vesting satisfied two of 60 months and 33,333,336 of the 1 billion shares committed in the January 3, 2011 management agreements signed with four affiliates, two of which are the sole TEAM officers. Related management fee expense totaled $20,000 based upon a per share price of $0.0006 which was the closing stock price of the date of the management agreements.

At March 31, 2011, the Company did not have adequate shares authorized to issue upon conversion of the debt (Note 11).  On April 26, 2011, the Company's Board of Directors approved an increase of the authorized shares of the Corporation from 2,000,000,000 to 5,000,000,000 shares of common stock.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

11.       Commitments, Contingencies and Management's Plan

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

Authorized Shares

At March 31, 2011, the Company did not have adequate shares authorized to issue upon conversion of the JMJ and Eventus debt (Note 7).  As discussed in Note 10, the Company increased the number of shares authorized from 2,000,000,000 to 5,000,000,000 on April 26, 2011 to allow for adequate shares to be issued if needed.

Operating Leases

The Company has operating leases for certain office equipment and the facility. Future minimum lease payments are as follows for the years ending December 31:

2011 (remainder of year)	$190,751
2012	30,493
2013	-
2014	-
2015 and thereafter	-

Total minimum lease payments	$221,244

Rental expense was $41,663 and $32,690 for the three-month periods ended March 31, 2011 and 2010, respectively.  Rental expense is net of sublease income of $21,224 and $21,224 for the three-month periods ended March 31, 2011 and 2010.  Note 3 contains future expected sublease income and expenses.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

Litigation

The Company's policy is to recognize amounts related to legal matters as a charge to operations if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

On February 15, 2011 the Company brought a declaratory action regarding the convertibility of the JMJ promissory notes at the time of conversion.  The action was brought in the Thirteenth Judicial Circuit Court, in and for Hillsborough County, Florida. Such action is a single issue for the Court to determine the application of Rule 144 exemption from registration for removal of restrictive legend where collateralized note was adequate for removal of restrictive legend on such conversions. Such action is declaratory and thus is seeking an opinion of the Court. The Company, through its review by independent counsel, has taken the position that collateral alone to support a note is not adequate for future removals of restrictive legend. Counsel and management of the Company have tendered a termination of the JMJ Notes to JMJ Financial and, due to recent negotiations between the parties, believe that there will be a dismissal of such action by agreement of the parties and cancellation of all such promissory notes and collateralized promissory notes between the parties.  The Company's legal counsel believes that a resolution to this matter will occur by the end of June 2011.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At March 31, 2011, the Company had negative working capital of $4,061,803, total liabilities of $6,582,017, and a stockholders’ deficit of $3,571,787.  The Company's only significant source of revenue, and sole customer, is a related party (Note 3).  The Company’s most significant asset is a group of eight notes receivable that were issued by its four officers and directors, amounting to $2,184,707 at March 31, 2011, which had the payment terms rewritten on extended terms in 2008.  Our significant debt servicing requirements, the ongoing operating losses and negative cash flows along with the depressed value of our common stock raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company hopes to meet its working capital requirements through the conversion of its current debt and the identification of other sources of debt and private placement of equity funding.

12.       Income (Loss) Per Share

The following is a reconciliation of the number of common shares used in the calculation of basic income (loss) per share and diluted income (loss) per share for the three-month periods ended March 31, 2011 and 2010:

	For the Three-Month Period Ended March 31,
	2011	2010
Numerator:
Net income (loss)	$(122,833)	$28,074
Denominator:
Weighted average number of common shares outstanding	628,236,689	75,682,142
Incremental shares resulting from the assumed conversion of debt and preferred stock	-	217,725,308
Diluted common shares outstanding	628,236,689	293,407,450

Net income (loss) per share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

The following table sets forth the number of common shares issuable upon conversion of the Series A Preferred Stock and convertible debt:

	March 31,	December 31,
	2011	2010
Series A Preferred Shares	662,851,338	213,489,001
Shares issuable upon conversion of debt	2,139,682,174	6,303,360,028

Each Series A Preferred Share is convertible into 1% of the Company's outstanding common shares at the time of its conversion.  The number of shares upon conversion presented above represents the maximum number of shares to be issued assuming the preferred shares are converted consecutively, rather than all at once.  At March 31, 2011, the Company did not have adequate shares authorized to issue upon such a conversion of the debt (Note 11).  As discussed in Note 10, the Company increased the number of shares authorized from 2,000,000,000 to 5,000,000,000 on April 26, 2011 to allow for adequate shares to be issued if needed.

13.       Subsequent Events

As discussed in Note 10, on April 26, 2011, the Company's Board of Directors approved an increase of the authorized shares of the Corporation from 2,000,000,000 to 5,000,000,000 shares of common stock.

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

At March 31, 2011 we had negative working capital of $4,061,803 and incurred an operating loss of $252,470 during the quarter ended March 31, 2011.  Our operations do not currently provide sufficient cash flow to meet our obligations and it does not appear this will occur within the next year based on current operating trends. However, we believe we are able to restructure or meet our obligations as they become due during the coming months while we move toward positive cash flow. Our company is still highly leveraged and there can be no assurance that revenues from operations, convertible debt financing and/or common stock sales will be sufficient to fund our current business plan.

The company has entered into convertible debt obligations with Eventus Capital and JMJ Financial to help meet financing needs. As described in detail in Note 9 of the financial statements, this financing is based on cash payments to TEAM in exchange for stock at a discount which pays down the debt financing owed to Eventus and JMJ. Eventus can convert the obligation in tranches of up to $10,000 into shares of the Company’s common stock at the conversion rate of 60% of the average five day closing price preceding the conversion notice date. The financing anticipated has not yet been realized as the stock market hasn’t been willing to absorb the volume of this type of financing to achieve the desired amount of capital. The original intent was for the Eventus debt to be paid back within one year and based on cash realized so far it is only on track to be paid off by 2012 or longer. This has caused an adjustment which has required the derivative liability and debt discount and related accretion to be reassessed and matched with a projected payoff date of July 2012. This reassessment is reflected in the following discussions about the financial statements.

JMJ can convert into shares of the Company's common stock at the conversion rate of 40% of the lowest trade price in the 20 trading days prior to the conversion. This financing is even more expensive than Eventus and dependent on the ability of the marketplace to absorb the volume of stock sales that are required to maintain this level of stock issuance. The company is in the process of trying to terminate the financing arrangement with the management of JMJ because of the cost it has had in diluting the company’s stock value. While a favorable outcome is expected based on recent discussions with legal counsel, no terms have been finalized yet. Assuming a favorable outcome, additional derivative liability income would have been realized on the March 31, 2011 statement of operations in the amount of $1,691,156.

These two financing arrangements, if fully converted, would result in the issuance of 2,139,682,174 shares of our common stock. Eventus has already indicated that at current stock prices they will not participate in further financing or at best will only participate in very limited financing not sufficient to cover operating capital deficiencies. This financing caused a derivative liability of $3,151,680 as of December 31, 2010 (Eventus and JMJ). A derivative liability of $1,691,156 exists as of March 31, 2011 for JMJ and a derivative liability of $820,587 exists as of March 31, 2011 for Eventus. These derivative liabilities are a significant current liability in the amount of $2,511,743 as of March 31, 2011 which is approximately 62% of the working capital deficiency that exists as of March 31, 2011. The Company does anticipate that a portion of this liability will be terminated once JMJ agrees to the financing termination terms. Assuming that happens, it would mean derivative liability income would be realized in the Other Income section of the statement of operations. Accretion of debt discount expense on the statement of operations for the quarter ended March 31, 2011 ($504,316) and March 31, 2010 ($317,916) are solely related to JMJ and Eventus debt agreements.

The ability of the Company to continue as a going concern during the next year depends on the Company’s success being able to acquire ongoing financing and being able to execute its operating plans to generate positive cash flow.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the Three Month Period Ended March 31, 2011 to the Three Month Period Ended March 31, 2010

Revenues

Our revenues for the quarter in 2011 totaled $396,160 compared to $368,624 during the prior year. Virtually all revenue was generated through a contract with a title company owned by our officers and directors (100% of revenue for 2011 and 99.8% of revenue in 2010). A small amount of joint marketing revenue was generated in 2010 ($824) as the company’s plans for this revenue stream did not materialize in 2010 as much as management had hoped. While title orders for the quarter were actually down 25% from the previous year, revenues increased due to fee increases with our sole customer (the title company owned by our officers and directors). This contract increased the revenues to be realized beginning January 2011. It increased the revenue for the fixed cost of management services provided and increased the revenue for the variable fee per file charged in processing title orders. The increase was agreed to by both companies since the overall decrease in market title orders has not allowed the company to cover its costs.

Costs and expenses

General and administrative expense amounted to $201,704 in 2011 as compared to $337,945 in the prior period reflecting efforts to cut overhead in light of the decrease in title orders overall for the year. Director Fees have increased from $0 in 2010 to $48,000 in 2011. A $4,000 Director Fee per director began in April 2010 to reduce outstanding shareholders notes receivable per Board authorization.

Title plant search fees decreased from $202,523 to $175,069 as these data charges are a variable cost that is directly related to the 25% title order decrease from 2010 and 2011. Title Plant Processing and general fees decreased from $154,228 to $81,702 and were also a result of the decreased title orders. Customer service expenses decreased from $16,210 to $51 and have been almost completely phased out.

Selling expenses decreased from $37,587 to $2,104. The company tried to generate joint marketing revenues and other nationwide title & escrow fee streams outside of the vendor services contract with the title company owned by our officers and directors. This began late in the 1st quarter of 2010 and the efforts have seen very little success. Due to its cash position, the company quickly terminated sales staff that couldn’t produce or they resigned. In the third quarter of 2010 we formed a wholly owned subsidiary, TEAM Title Inc., a Delaware corporation which was developed in 2010 to become the national license arm of TEAM Nation Holdings.  TEAM Title, Inc. has achieved authority (through licensing expense to state governments) to conduct title and settlement transactions in the District of Columbia, Georgia, Iowa, Kentucky, Minnesota, New Jersey, New York, Pennsylvania, Rhode Island and West Virginia.  The business plan for TEAM Title includes licensing in an additional 28 states, including Arizona, Florida, Nevada and Texas over the next three quarters.  Once licensed, TEAM Title will conduct direct title and settlement services in the licensed areas and will focus its marketing efforts to regional and national lenders, asset managers, and banking centers.

Related party management fees increased from $100,800 to $140,000. Old contracts in 2010 were only in effect for two months of the first quarter and were terminated in February 2010. However, beginning January 2011, new related party management fee contracts have been entered into with four affiliated management companies that will cost $12,500 per affiliate per month and $20,000 in stock issued to them.

Interest income is related to the JMJ note receivable.  Related party interest income is from related party notes receivable due from directors which were in effect prior to Company becoming public. The interest applicable to related party shareholders has been separated on the Statement of Operations. Interest expense increased from $28,032 to $39,379 primarily due to the negotiated payment schedule completed in January 2010 for debt with Professional Business Bank.

As previously mentioned, accretion of debt discount expense on the statement of operations for 2011 ($504,316) and for 2010 ($317,916) are solely related to JMJ and Eventus debt agreements. Derivative liability income was realized in 2011 in the amount of $639,937 as compared to derivative liability income of $833,480 realized in 2010. A large driver of the derivative liability is the Company stock price, which has decreased 89% from $0.0122 per share on 3/31/2010 to $0.0012 per share as of 3/31/2011. It decreased from $0.03 per share on 12/31/2009 to $0.0122 per share on 3/31/2010 (59% decrease). The stock price increased from $0.0005 per share on 12/31/2010 to $0.0012 per share as of 3/31/2011. As the stock price goes down, the derivative liability tends to go down due to the value of the share options decreasing proportionately with the stock price. There hasn’t been as large of a derivative liability income in 2011 as compared to 2010 because the obligations from Eventus have been paid down significantly in the first quarter of 2011 and the stock price actually increased in the first three months of 2011 as compared to the 59% decrease in stock price for the first three months of 2010. Without the gain from the reversal of the derivative liability, instead of reported net income of $28,074 in 2010 there would have been a net loss of $805,406. In 2011, instead of a reported net loss of $122,833 there would have been a net loss of $762,770.

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

Changes in Internal Control Over Financial Reporting

We made no changes in our internal control over financial reporting during the first quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of all of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Team Nation Holdings Corporation

By:	/s/ Dennis R. Duffy
Dennis R. Duffy, President/CEO
May 16, 2011

By:	/s/ Janis D. Okerlund
Janis D. Okerlund, Principal Financial Officer
May 16, 2011