Form 10-Q
period 2011-06-30
Team Nation Holdings CORP
filed 2011-08-17
CIK 1390891

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 333-144597

TEAM NATION HOLDINGS CORPORATION
 (Exact name of registrant as specified in charter)

Nevada	98-0441861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

790 E Colorado Blvd Ste 400, Pasadena, CA	91101-2182
(Address of principal executive offices)	(Zip Code)

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

As of Wednesday August 10, 2011 there were 1,044,492,271 shares of the registrant’s common stock, $.001 par value, outstanding.

Table of Content

Team Nation Holdings Corporation
 FORM 10-Q
 For the Quarterly Period Ended June 30, 2011

Table of Content

ITEM 1. FINANCIAL STATEMENTS

Team Nation Holdings Corporation
Consolidated Condensed Financial Statements

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Consolidated Condensed Financial Statements of Team Nation Holdings Corporation:

Consolidated Condensed Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	2

Unaudited Consolidated Condensed Statements of Operations for the Three-Month and Six-Month periods ended June 30, 2011 and 2010	3

Unaudited Consolidated Condensed Statements of Cash Flows for the Six-Month periods ended June 30, 2011 and 2010	4

Notes to the Unaudited Consolidated Condensed Financial Statements	6

Table of Content

Team Nation Holdings Corporation
Condensed Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2011	2010
	(unaudited)
Current assets:
Cash and cash equivalents	$6,483	$8,056
Prepaid expenses	260,522	20,786
Total current assets	267,005	28,842
Notes receivable related parties	2,163,929	2,205,227
Accrued interest on JMJ note receivable	-	26,803
Title plant	710,000	710,000
Software and leasehold improvements, net of accumulated amortization of $41,443 and $19,446	24,508	35,506
Deposits	27,628	27,628
Total assets	$3,193,070	$3,034,006

The accompanying notes are an integral part of the financial statements.

Table of Content

Team Nation Holdings Corporation
Condensed Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDER'S DEFICIT
	June 30, 2011	December 31, 2010
Current liabilities:
Accounts payable - trade	$549,036	$483,407
Accounts payable of abandoned discontinued ops	5,569	5,569
Accrued director's fees	-	240,000
Affiliate payable	201,233	18,858
Accrued liabilities	192,234	92,492
Current portion of financing agreement	249,730	172,277
Current portion of note payable	107,179	88,439
Convertible notes payable - directors	190,000	-
Notes payable - related parties	481,000	-
Insurance note payable	2,793	-
Convertible debt obligation, net of discount of $198,542 and $862,182	266,553	7,527
Derivative liability	807,458	3,151,680
Total current liabilities	3,052,785	4,260,249
Financing agreement, net of current portion	2,323,140	2,460,610
Convertible note payable, net of discount of $0 and $376,642	-	173,358
Accrued interest on convertible note payable	-	26,839
Note payable, net of current portion	-	18,122
Total liabilities	5,375,925	6,939,178

Commitments and contingencies (Note 11)
Shareholder's deficit:
Preferred stock ($0.001 stated value, 60 shares authorized and outstanding)	1	1
Common stock ($0.001 stated value, 5,000,000,000 shares authorized, 1,111,794,423 and 261,097,419 shares issued and outstanding)	1,111,794	261,097
Additional paid in capital	1,368,180	1,685,642
Stock subscription receivable	-	(450,000)
Accumulated deficit	(4,662,830)	(5,401,912)
Total shareholder's deficit	(2,182,855)	(3,905,172)
Total liabilities and shareholder's deficit	$3,193,070	$3,034,006

The accompanying notes are an integral part of the financial statements.

Table of Content

Team Nation Holdings Corporation
Condensed Consolidated Statements of Operations

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Management fees - related party	$303,966	$394,680	$700,126	$762,480
Property reports	2,100	-	2,100	-
Joint marketing	-	-	-	824
Total revenue	306,066	394,680	702,226	763,304
Operating expenses:
Title plant fees
Search fees	154,058	168,755	329,127	371,278
Processing and general	79,982	128,895	161,684	283,123
Property report fees	1,625	-	1,625	-
General and administrative	330,332	326,606	532,036	664,551
Directors fees	48,000	48,000	96,000	48,000
Management fees - related parties	150,000	-	290,000	100,800
Customer service expenses	-	1,779	51	17,989
Selling expenses	(91)	19,609	2,013	57,196
Total operating expenses	763,906	693,644	1,412,536	1,542,937
Operating loss	(457,840)	(298,964)	(710,310)	(779,633)
Other expense (income):
Interest income	(2,562)	(5,978)	(8,477)	(11,911)
Interest income - related parties	(27,223)	(16,079)	(54,703)	(32,157)
Interest expense	36,486	41,125	75,865	69,157
Other income	(7,837)	-	(7,837)	-
Forgiveness of debt - JMJ	(156,022)	-	(156,022)	-
Forgiveness of debt -related parties	-	(241,649)	-	(241,649)
Accretion of debt discount	535,966	321,449	1,040,282	639,365
Derivative liability income	(1,704,285)	(474,762)	(2,344,222)	(1,308,242)
Income from operations before provision for income taxes	867,637	76,930	744,804	105,804
Provision for income taxes	(5,721)	(1,643)	(5,721)	(2,443)
Net income	$861,916	$75,287	$739,083	$103,361
Net income per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding:
Basic	952,265,706	95,256,369	791,146,305	85,523,301
Diluted	3,890,455,249	524,428,854	4,058,080,334	313,453,004

The accompanying notes are an integral part of the financial statements.

Table of Content

Team Nation Holdings Corporation
Condensed Consolidated Statements of Cash Flows

	For the Six Month Period Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows (used in) provided by operating activities:
Net income	$739,083	$103,361
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization	10,998	10,946
Shares issued for services	9,500	10,000
Shares issued for related party management fees	50,000	-
Debt discount accretion	1,040,282	639,365
Derivative liability income	(2,344,222)	(1,308,242)
Directors fees used to satisfy notes receivable	96,000	48,000
Gain on debt settlement - JMJ	(156,022)	-
Gain on debt forgiveness from related parties	-	(241,649)
Accrued interest income on stock subscription receivable	(8,474)	12,000
Accrued interest expense on convertible debt obligation	8,581	(11,911)
Related party notes receivable - accrued interest	(54,703)	(32,157)
Decrease (increase) in assets:
Prepaid expenses	124,138	(7,016)
Due from affiliates	-	313,321
Deposits	-	(598)
Increase (decrease) in liabilities:
Accounts payable	65,629	(6,942)
Accrued liabilities	100,360	(40,246)
Due to affiliate	182,375	457,055
Accrued management fees - related party	120,000	-
Convertible related party debt obligations	-	98,976
Cash (used in) provided by operating activities	(16,475)	44,263
Cash flows used in investing activities:
Purchase of software and improvements	-	(4,935)
Cash provided by (used in) investing activities	-	(4,935)
Cash flows used in financing activities:
Bank overdraft	-	19,485
Proceeds from JMJ financing agreement	75,000	-
Payments made on financing agreement	(60,017)	(63,897)
Payments made on note payable	-	(13,945)
Proceeds from loan payable - related party	1,000	-
Payments made on insurance note payable	(1,081)	-
Cash provided by (used in) financing activities	14,902	(58,357)
Net decrease in cash	(1,573)	(19,029)
Cash and cash equivalents at beginning of period	8,056	19,029
Cash and cash equivalents at end of period	$6,483	$-

The accompanying notes are an integral part of the financial statements.

Table of Content

Team Nation Holdings Corporation
Condensed Consolidated Statements of Cash Flows

Supplemental Disclosure of Cash Flow Information
	For the Six Month Period Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash paid during the fiscal years for:
Interest	$55,427	$57,157
Income taxes	$5,721	$800

Schedule of Non cash Financing Activities

Common stock used to satisfy related party convertible payable obligations	$50,000	$40,000
Common stock used to satisfy convertible debt obligations	$423,734	$198,300
Cancellation of 21,000,000 JMJ shares issued, at par value	$(21,000)	$-
Financed insurance contract note payable	$3,874	$-
Convertible related party notes payable issued for accrued director's fees	$240,000	$-
Related party notes payable issued for management fees	$480,000	$-

The accompanying notes are an integral part of the financial statements.

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

1.       Description of Business and Nature of Presentation

Description of Business

TEAM Nation Holdings Corporation (the “Company”) (“TEAM”), a Nevada corporation, is a management and services company specializing in management solutions for title companies and providing title production services. TEAM currently provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to a single related party title company in exchange for transaction-based fees (Note 3).  TEAM Title Inc. (TEAM Title), the Company's wholly-owned subsidiary, is a Delaware corporation which was formed in 2010 to provide a national licensing arm for TEAM.  Through June 30, 2011, TEAM Title has obtained licensure to conduct title and settlement transactions in the District of Columbia, Georgia, Iowa, Kentucky, Minnesota, New Jersey, New York, Pennsylvania, Rhode Island and West Virginia.  TEAM Title's business plan anticipates licensing in an additional 28 states, including Arizona, Florida, Nevada and Texas during the next nine months.  Once the planned licensing is obtained, TEAM Title plans to conduct direct title and settlement services in the licensed areas with a focus on its marketing efforts to regional and national lenders, asset managers, and banking centers.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2011 and the results of operations and cash flows for the related interim periods ended June 30, 2011 and 2010. The results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

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

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

2.       Significant Accounting Policies

The accounting policies followed by us and other information are contained in the notes to the Company’s audited financial statements for the year ended December 31, 2010 included in our Form 10-K filed on April 11, 2011 with the SEC. We have not changed our significant accounting policies as of June 30, 2011. You should read this Quarterly Report on Form 10-Q in connection with the information contained in our Annual Report on Form 10-K filed on April 11, 2011.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent obligations in the financial statements and accompanying notes.  The Company's most significant estimates relate to the determination of the fair value of the derivative liabilities using the Black-Scholes method, the expected maturity of the Eventus debt, the useful lives of software and leasehold improvements, and the determination of the deferred income tax asset valuation allowance. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Cash and cash equivalents

The Company considers all cash on-hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.  At June 30, 2011, the Company does not have any cash equivalents.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2011 and December 31, 2010, the Company did not have any funds on deposit in excess of FDIC insured limits.

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

Table of Content

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

The carrying values of our cash and beneficial conversion feature derivative liability carried at fair value as of June 30, 2011 and December 31, 2010, are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
June 30, 2011:
Cash and cash equivalents	$6,483	-	-	$6,483
Derivative liability	-	-	$807,458	$807,458

December 31, 2010:
Cash and cash equivalents	$8,056	$-	-	$8,056
Derivative liability	-	-	$3,151,680	$3,151,680

The Company uses level 3 inputs to determine the fair value of its derivative liabilities.  The derivatives are valued using the Black-Scholes Option Pricing Model which includes a calculation of historical volatility of the stock and an estimated maturity date based on historical conversion of the underlying debt.

Advertising

Advertising expense was $0 and $342 for the three-month and six-month periods ended June 30, 2010.  There was no advertising expense for the three-month or six-month periods ended June 30, 2011.

Table of Content

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. Many of the amendments in this update change the wording used in the existing guidance to better align U.S. generally accepted accounting principles with International Financial Reporting Standards and to clarify the FASB’s intent on various aspects of the fair value guidance. This update also requires increased disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. This update is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. Other than requiring additional disclosures, adoption of this new guidance will not have a significant impact on our consolidated financial statements.

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements
3.       Related Party Transactions

Relationship with Affiliate - CalCounties Title Nation

TEAM's sole significant revenue source from July 1, 2009 through June 30, 2011 has been derived by providing transaction related services to a related entity, CalCounties Title Nation ("CCTN").  CCTN is a Southern California title company owned by TEAM's four directors.

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

TEAM is a variable interest entity of CCTN while CCTN is not a variable interest of TEAM.  As such, the financial statements of TEAM for all periods presented have not been consolidated with those of CCTN.  CCTN's summarized financial statements as of June 30, 2011 and December 31, 2010 and for the three-month and six-month periods ended June 30, 2011 and 2010 are presented below:

	As of	As of
	June 30,	December 31,
	2011	2010
	(unaudited)
Current assets	$205,849	$3,649,248
Total assets	$1,306,797	$5,465,782

Current liabilities	$3,130,493	$2,281,659
Total liabilities	$3,436,228	$2,977,250

Stockholders' equity	$(2,129,431)	$2,488,532

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total operating revenues	$1,976,032	$2,924,041	$4,099,312	$5,500,572
Total operating expenses	$2,125,625	$2,747,321	$4,416,467	$5,173,245
Net income	$(147,769)	$473,362	$(304,206)	$644,056

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

Due To/From Affiliate

The components of the due to/due from CCTN activity for the six-month periods ended June 30, 2011 and 2010 are as follows:

	2011	2010
Amount due (from) to CCTN, beginning of period	$18,858	(313,321)
Satisfaction of amounts owed by CCTN to TEAM for the vendor services provided	(700,126)	(762,480)
Operating capital advances provided by CCTN to TEAM	915,791	1,543,757
Operating capital advances provided by TEAM to CCTN	(116,708)	(120,461)
Facility sublease payments made by CCTN to TEAM	(42,448)	(42,448)
Facility sublease payments made by TEAM to CCTN	53,985	53,985
CCTN accounts payable assumed by TEAM	71,881	98,023
Amount due to (from) CCTN, end of period	$201,233	457,055

Notes Receivable – Related Party

On May 31, 2007, the Company lent its 4 directors, two who are its sole officers, a total of $2,600,000 for notes receivable from the directors.  There were four notes receivable, one per director, for the original amounts of $650,000.  Each of the related parties notes were non-interest bearing through May 31, 2008, at which time the notes bore an interest rate of 5% per annum with annual interest only payments commencing on May 31, 2009 and continuing until May 1, 2014, when all principal and accrued interest becomes due in full.  Interest was imputed for the non-interest period and the effective interest rate is 4.25% over the life of each note.  The first of the interest only payments due on May 31, 2009 on all four of the notes were not made.  On November 10, 2009, the terms of the four notes were amended to provide for the interest only payments to begin on January 1, 2011.

On June 1, 2008, the Company lent its four directors, two who are its sole officers, a total of $1,000,000.  There were four individual promissory notes, each for $250,000, bearing an annual interest rate of 4.62%.  The first interest only payment on each of the notes was to be made on June 1, 2010.  As of the first payment's due date, each of the note's interest rates reset to 5% per annum until June 1, 2015, when all principal and accrued interest becomes due in full.  The effective interest rate over the life of each note is 4.79%.  On November 10, 2009, the terms of the four notes were amended to provide for the interest only payments to begin on January 1, 2011.

The total notes receivable balance, including accrued interest, as of June 30, 2011 and December 31, 2010, due from its four directors, two who are its sole officers, was $2,163,929 and $2,205,227, respectively.

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

We recorded accrued interest related to the notes receivable - related parties for the three-month and six-month periods ended June 30, 2011 and 2010 of $27,223, $54,703, $16,079 and $32,157 respectively.  As of April 1, 2010, the Company began compensating each of its four directors with a $4,000 per month director's fee.  Accrued directors fees for all four of the Company's directors were used to satisfy accrued interest on the notes receivable - related parties for the three-month and six-month periods ended June 30, 2011 and 2010 amounting to $48,000, $96,000, $48,000 and $48,000, respectively.

Directors Fees

As discussed above, on April 1, 2010, the Company began compensating each of its four directors with a $4,000 per month director's fee.  Director fee expenses totaled $48,000, $96,000, $48,000 and $48,000 for the three-month and six-month periods ended June 30, 2011 and 2010, respectively.

In addition to the monthly compensation to the four directors discussed above, in September 2010, the Board authorized a one-time director’s fee to three of the company’s directors totaling $10,000 ($3,333 per director). In November 2010, the Board authorized a one-time $60,000 director’s fee to each of the four Directors (total of $240,000).  On April 1, 2011, the amounts payable to the four directors were replaced with a demand note payable to each director for $60,000.  The notes are convertible at $0.0007 per share.  In May 2011, $12,500 of each of the four notes payable was converted into a total of 71,428,571 shares.  These notes payable are not included in the debt maturity schedule in Note 8.  At June 30, 2011, the Company has reserved 271,428,571 shares for issuance upon conversion of the director's notes payable.

Management Agreements - Related Parties

Management fee revenues

TEAM manages all of CCTN's operations by providing management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services.  TEAM's monthly management fee from January 1, 2009 through December 31, 2010 was a semi-variable fee of $40,000 per month plus $60 per open title order.  In December 2010, TEAM and CCTN agreed to a one-time management fee charge of $997,120.  The charge was recorded to reflect the actual costs that TEAM was incurring to process title orders, which was not consistent with the contract between TEAM and CCTN.  As a result, on January 3, 2011, the contract between TEAM and CCTN was amended to increase the semi variable fee of $40,000 per month to $50,000 per month and to increase the fee per open title order from $60 to $80 per open title order.  On April 1, 2011, the contract between TEAM and CCTN was amended again, decreasing the semi variable fee to $25,000 per month and the fee per open title order from $80 to $62.  The Company's management fee revenue - related party from CCTN for the three-month and six-month periods ended June 30, 2011 and 2010 was $303,966, $700,126, $394,680 and $762,480, respectively.  The related TEAM title plant fees expense for the three-month and six-month periods ended June 30, 2011 and 2010 were $154,058, $329,127, $168,755 and $371,278, respectively.

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

Management fee expenses - Related Parties

On July 1, 2009, the Company entered into management agreements with affiliates of two of the Company's four directors.  These two individuals are the sole TEAM officers.  For managing the Company's operations, human resources, accounting services, sales, and marketing efforts, each of the affiliates of the officers were compensated at a rate of $25,200 per month per agreement.  The related parties' management fee agreements were terminated in February 2010. On January 3, 2011, the Company entered into new management agreements with affiliates of all four of the Company's directors.  Two of the individuals are the sole TEAM officers.  For managing the Company's operations, human resources, accounting services, sales, and marketing efforts, each of the affiliates of the officers are going to be compensated at a rate of $10,000 per month per agreement.  In addition to the monthly accrued fees, each of the four contracts stipulates that each affiliate will receive 250 million shares of TEAM’s common stock as contract incentive shares over 60 months. The shares will be issued on a monthly basis, with 4,166,667 shares issued to each director each month.  Vested shares to the four affiliates for the three-month and six month periods ended June 30, 2011 totaled 50,000,000 and 83,333,336 which resulted in management fee expense of $30,000 and $50,000 for the three-month and six-month periods ended June 30, 2011. This represents a per share price at the date of the agreement of $0.0006.  Total management fee - related parties expenses were $150,000, $290,000, $0 and $100,800 for the three-month and six-month periods ended June 30, 2011 and 2010.

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

Convertible Notes Payable – Related Parties

As discussed above, on April 1, 2011, the Board agreed to issue convertible notes payable for unpaid director fees that were issued to each of the four directors on November 1, 2010. Each of the four convertible notes payable was for $60,000 and begins bearing interest at the rate of 5% per annum if not satisfied in full by April 1, 2012. In a May 2011 transaction, $50,000 ($12,500 each) of the directors' convertible notes payable was converted at $0.0007 per share, resulting in a total of 71,428,571 shares of the Company's common stock being issued in the transaction.

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

Notes Payable - Related Parties

On April 1, 2011, the Board agreed to issue notes payable for management fees being accrued from the January 3, 2011 management agreements with affiliates of all four of the Company's directors. Each of the four notes is for $120,000 includes the $30,000 accrued through March 31, 2011 and a prepayment for the following nine months of services as of April 1, 2011. Each note begins bearing interest at the rate of 5% per annum if not paid in full by April 1, 2012.  At June 30, 2011, there are $240,000 of prepaid management fees in current assets.

Car Payments - Related Parties

From June 2010 through August 2010, the company paid the monthly cost of a vehicle used for company business by one of its officers. The vehicle was leased personally by an LLC 100% owned and managed by the officer. TEAM made the payment each month directly to the leasing company amounting to $1,011. Beginning September 2010 and ending April 2011, TEAM paid the monthly cost of a vehicle owned by the officer. The payment each month of $897 is made directly by TEAM to the officer’s lender and is structured as a month to month car lease between TEAM and the officer.  Related party car expenses totaled $897, $3,588, $5,918 and $11,918 for the three-month and six-month periods ended June 30, 2011 and 2010, respectively.

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

As described above, the Company's four directors entered into new management agreements with the Company on January 3, 2011 which includes each of the directors being issued 250 million shares of TEAM’s common stock as a contract incentive over a 60 month vesting period.   During the three-month and six-month periods ended June 30, 2011, vested shares to the four affiliates for management services totaled 50,000,000 and 83,333,336 shares, which represented management fee expense of $30,000 and $50,000, respectively.  At June 30, 2011, there are 916,666,664 of the 1 billion shares committed to the four affiliates, two of which are the sole TEAM officers. The transactions are recorded at a per share price of $0.0006 which was the closing stock price on the date of the management agreements.

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

Subleases - Related Parties

TEAM has entered into subleases with CCTN.  TEAM leases office space from CCTN in Pasadena, CA and CCTN leased space from TEAM in Newport Beach, CA. TEAM pays CCTN 50% of its lease expense for the Pasadena office, which amounts to $8,998 per month. CCTN paid TEAM 80% of its lease expense for the Newport Beach office which amounts to $7,075 per month. These transactions are booked through affiliate receivable/payable accounts.  As discussed in Note 13, due to insufficient cash flow to pay the lease obligations, TEAM abandoned the office location in Newport Beach for which TEAM has a lease and CCTN had a sublease. At the time of abandonment, CCTN's sublease commitment was $60,135 for the remainder of the lease through March 2012.  Now no sublease revenue will be recognized going forward from CCTN to TEAM as the office is vacant. See Note 11 for the Company's minimum lease obligations.

TEAM's sublease expense to CCTN
2011 (remainder of the year)	$53,985
2012	-
2013	-
2014	-
2015 and thereafter	-
Total minimum lease payments	$53,985

TEAM's sublease revenue from CCTN
2011 (remainder of the year)	$-
2012	-
2013	-
2014	-
2015 and thereafter	-
Total minimum sublease revenue	$-

4.       Note Receivable (In-Substance Stock Subscription)

On November 18, 2009, the Company entered into a financing arrangement with JMJ Financial ("JMJ"), an unrelated third-party.  The financing arrangement consisted of a $600,000 convertible note payable to JMJ ("JMJ Note Payable) in consideration for a $500,000 secured and collateralized note receivable from JMJ (JMJ Note Receivable).  The financing arrangement in substance was designed for JMJ to convert the JMJ Note Payable, in tranches, into TEAM common stock and pay down the JMJ Note Receivable with cash (Note 7).  Since the JMJ Note Receivable was in-substance a stock subscription, the Company recorded the JMJ Note Receivable as a reduction of equity rather than an asset.

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

The $500,000 JMJ Note Receivable, dated November 18, 2009, was due November 18, 2012.  The JMJ Note Receivable bore interest at a rate of 14.4% with no discount allowed for early principal reductions.  All interest and principal payments were due on the maturity date.  Principal and interest may be prepaid without penalty.  The JMJ Note Receivable was secured by $500,000 worth of assets of JMJ.  JMJ paid $50,000 of the JMJ Note Receivable with cash in November 2009, $50,000 of the principal balance in January 2011 and $25,000 of the principal balance in February 2011.  The JMJ Note Receivable principal and accrued interest balances were $450,000 and $26,803 at December 31, 2010.  On May 9, 2011, JMJ agreed to cancel all outstanding agreements with TEAM (Note 11), which resulted in a reduction of the outstanding stock subscription from $375,000 to $0.  Additionally, the derivative liability, convertible note payable balance, and all accrued interest amounts were eliminated.  The cancellation resulted in a gain to the Company of $156,022.

5.       Software and Leasehold Improvements

Software and leasehold improvements are reported net of amortization and consist of the following:

	June 30,	December 31,
	2011	2010
Software	$64,584	64,584
Leasehold improvements	1,367	1,367
	65,951	65,951
Less: accumulated amortization	(41,443)	(30,445)
Software and Leasehold Improvements, net	$24,508	$35,506

Amortization expense related to software and leasehold improvements for the three-month and six-month periods ended June 30, 2011 and 2010 was $5,499, $10,998, $5,499 and $10,946, respectively.

6.       Title Plant

The Company acquired the Orange County title plant from CCTN in December 2007. The $710,000 purchase price for the title plant was based on an appraisal. The Company reviews the carrying value of the title plant asset on an annual basis to determine whether impairment may exist.  No impairments existed at June 30, 2011 and December 31, 2010.

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

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

As conversion of the debt obligation into common shares is at the option of the holder, the conversion price is indexed to the Company's stock price, and debt had a future due date, the fair value of the embedded conversion feature of the debt obligation was recorded by the Company as a derivative liability. This derivative liability was adjusted to fair value at each reporting period, with income or expense recorded to the Statement of Operations.  As of the initial date of the convertible debt transaction, the embedded conversion feature of the debt obligation, a level 3 fair value input, was $1,583,194 which resulted in a debt discount of $1,089,510 and a derivative liability expense of $493,684. The derivative liability expense was recorded upon issuance in the amount that the liability exceeded the value of the debt obligation.  During the three-month and six-month periods ended June 30, 2011 and 2010, $72,016, $404,614, $57,000 and $183,000 of the debt obligation were converted into 200,049,070, 645,379,545, 19,380,543 and 32,582,834 common shares of the Company, respectively.  At November 25, 2010, the due date of the obligation, the Company and Eventus amended the terms of the debt to make it due upon demand.  The Company and Eventus both anticipate continuing to convert the debt into stock as the market will allow. Since the debt was not satisfied in one year as initially anticipated, the Company reassesses the expected date of the debt satisfaction each reporting period.  The Company recognized derivative liability income of $331,396 and $745,627 for the three-month and six-month periods ended June 30, 2010, respectively.  The Company recognized derivative liability income of $13,130 and $400,473 for the three-month and six-month periods ended June 30, 2011, respectively.  Accretion of the Eventus debt obligation's debt discount for the three-month and six-month periods ended June 30, 2011 and 2010 was $66,245, $663,641, $268,646 and $540,277. This debt obligation is not included in the debt maturity table in Note 9.

Convertible Note Payable - JMJ Financial

As part of the financing arrangement with JMJ (Note 4), the Company issued a $600,000 unsecured, convertible note payable (the "JMJ Note Payable") dated November 18, 2009, to JMJ Financial for a consideration of $500,000 (reflecting a 16.66% original issue discount) in a private placement. The JMJ Note Payable bore interest at a rate of 12% with no discount allowed for principal reductions.  The JMJ Note Payable was due on or before November 18, 2012. At any time after the 180th day following the effective date of the JMJ Note Payable, the holder could at its election convert all or part of the JMJ Note Payable plus accrued interest into shares of the Company's common stock at the conversion rate of 40% of the lowest trade price in the 20 trading days prior to the conversion. The terms of the JMJ Note Payable limited JMJ from owning more than 9.99% of the Company's common stock at any given time.

Since conversion of the JMJ Note Payable into common shares was at the option of the holder and the conversion price is indexed to the Company's stock price, the fair value of the embedded conversion feature of the JMJ Note Payable was recorded as a derivative liability. The derivative liability is adjusted to fair value at each reporting period, with income or expense recorded to the statement of operations.  At the issuance date, the fair value of the embedded conversion feature, a level 3 fair value input, of the JMJ Note Payable was $2,992,500 which resulted in a debt discount of $600,000 and a derivative liability expense of $2,492,500. During the three-month and six-month periods ended June 30, 2011 and 2010, JMJ converted $0, $19,120, $15,300 and $15,300 of debt obligation into 0, 61,000,000, 10,000,000 and 10,000,000 common shares of the Company.  On May 9, 2011, JMJ agreed to cancel all outstanding agreements with the Company (Note 11), including the JMJ Note Payable.  As a result, the derivative liability was reduced to zero, resulting in derivative liability income of $1,691,156 and $1,943,750 for the three-month and six-month periods ended June 30, 2011, respectively.  Derivative liability income from the JMJ financing arrangement was $143,365 and $562,615 for the three-month and six-month periods ended June 30, 2010, respectively.  Accretion of the JMJ Note Payable debt discount for the three-month and six-month periods ended June 30, 2010 was $49,270 and $99,088, respectively.  Accretion of the JMJ Note Payable debt discount for the three-month and six-month periods ended June 30, 2011 was $469,723 and $376,642, respectively.  The cancellation of all JMJ agreements resulted in a gain to the Company of $156,022.

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

Fair Value Valuation Technique and Assumptions

The Company uses the Black-Scholes Option Pricing Model to determine the fair value of derivative liability associated with the embedded conversion feature of the Eventus debt obligation.  The assumptions used in calculating the Black-Scholes value of this embedded conversion feature as of June 30, 2011 is as follows:

Risk free interest rate	0.23%
Expected volatility of common stock	324%
Dividend yield	0.00%
Expected life of conversion features	1.2 years

8.       Notes Payable

Vendor Note Payable

In March 2010, the Company signed an unsecured promissory note to convert a trade payable to a vendor into a note payable due March 2012. The principal amount of the note payable is $118,223, the same amount as the trade payable, with a term of 24 months requiring $5,000 monthly payments at 4% interest annually. The company has not been able to maintain the required $5,000 per month payment schedule due to insufficient cash flow. The Company may prepay in whole or in part the balance of the note prior to maturity without penalty. In the event of default, the vendor may declare the unpaid principal balance and earned interest on this note immediately due. The outstanding note payable balance including interest at June 30, 2011 and December 31, 2010 was $107,179 and $106,561, respectively. The current portion of the note payable as of June 30, 2011 and December 31, 2010 is $107,179 and $88,439, respectively.  Payments of $500, $1,500, $10,000 and $10,000 were made and interest expense of $1,065, $2,118, $1,054 and $1,054 were recorded for the three-month and six-month periods ended June 30, 2011 and 2010.

Insurance Note Payable

In May 2011, the Company signed an unsecured promissory note to a financing company to fund a portion of its insurance liability. The principal amount of the note payable (after a down payment of $1,081 was made initially) is $2,793 at an interest rate of 10.9% per annum. The monthly payments of $325 begin July 1, 2011 and the entire amount is to be paid down in equal installments over a nine-month period with the final payment due on 3/1/2012.

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

9.       Professional Business Bank Debt

In November 2009, the Company and its four major shareholders, who are also officers and directors, entered into a Settlement Agreement that resolved then existing litigation (Note 11) and satisfied promissory notes that were in default with Professional Business Bank ("PBB").  Per the settlement agreement, PBB received five certificates of deposit ("CDs") that were being held as collateral until resolution of this matter.  One of the CDs, with a value of $106,593, was the property of the Company. The other four CDs, totaling $423,280, were the property of the guarantors (the 4 officers and directors). As part of the settlement, PBB settled the Company's two notes payable in default totaling $3,381,292 and accrued interest of $363,644 by issuing a new financing in the amount of $2,750,000 with a five-year term and at an interest rate of 5%.  The financing calls for monthly payments of $20,000 per month that commenced January 26, 2010 and increases annually by $5,000 per month.  The monthly payments include principal and interest with the unpaid balance due at the end of the five-year term.  If the Company is able to pay off the $2,750,000 within one year of issuance, the Company will receive a $250,000 discount.  PBB has received as security for this transaction a stipulated judgment against the Company and the four officers and directors in the amount of $3,215,062.  The four officers and directors all entered into personal guaranty agreements with PBB (Note 11).  The settlement agreement resulted in a gain on settlement of $465,063 for the year ended December 31, 2009.

Debt owed to PBB at June 30, 2011 and December 31, 2010 consists of the following:
	2011	2010
Financing Agreement
PBB financing agreement payable; unsecured; interest at 5% APR; guaranteed by the four officers and directors; monthly principal and interest payments of $20,000 per month starting January 26, 2010, increasing $5,000 annually with a balloon payment due at the end of the five year term	$2,572,870	2,632,887
Less current portion	249,730	172,277
Long term debt to PBB	$2,323,140	$2,460,610

Interest expense for the three-month and six-month periods ended June 30, 2011 and 2010 on the PBB debt was $32,339, $64,630, $41,125 and $69,157, respectively.

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

Maturity of TEAM debt is as follows:

Maturity of TEAM debt is as follows:
Year ended December 31,
2011 (remainder of year)	$203,154
2012	261,221
2013	316,271
2014	1,902,197
2015 and beyond	-
$2,682,843

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

Preferred Stock

On December 23, 2009, the Company issued its four officers and directors each 15 shares of Series A Convertible Preferred Stock of the Company for $60,000.  Each share of Series A Convertible Preferred Stock is convertible into 1% of the Company's common stock at the date of conversion.  The preferred shares do not have liquidation preference over common shares.  Each preferred share is entitled to as many votes equal to 1% of the Company's outstanding common stock.  On January 4, 2010, the Company amended the certificate of designation of preferences and rights of Series A Preferred Stock previously filed with the Nevada Secretary of State which changed the number of shares authorized from 50,000,000 to 60 shares. At June 30, 2011 and December 31, 2010, there were 60 shares issued and outstanding.

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

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

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

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

In two December 2010 transactions, Sunderland Capital Inc. (Sunderland) bought a total of  $6,240 of the Company's debt to Eventus.  In each transaction, Sunderland converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 20,825,000 shares of the Company's common stock were issued in the two transactions.

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

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

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

In May 2011, 21,000,000 shares that had previously been issued to JMJ Financial as part of its financing arrangement were cancelled as part of the termination of the Company's agreements with JMJ.

In a May 2011 transaction, Sunderland, Inc. bought a total of $25,100 of the Company's debt to Eventus.  In the transaction, Sunderland converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 69,722,608 shares of the Company's common stock were issued in the transaction.

In a May 2011 transaction, Eventus converted $23,458 of its then outstanding debt.  In the transaction, Eventus converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 65,163,231 shares of the Company's common stock were issued in the transaction.

In a May 2011 transaction, $50,000 ($12,500 each) of the directors' convertible notes payable was converted at $0.0007 per share, resulting in a total of 71,428,571 shares of the Company's common stock being issued in the transaction.

In a June 2011 transaction, Hoboken Capital bought a total of $23,458 of the Company's debt to Eventus.  In the transaction, Hoboken converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 65,163,231 shares of the Company's common stock were issued in the transaction.

During the three-month period ended March 31, 2011, 33,333,336 shares vested under the affiliate management agreements with the four directors.  This vesting satisfied two of 60 months and 33,333,336 of the 1 billion shares committed in the January 3, 2011 management agreements signed with four affiliates, two of which are the sole TEAM officers. Related management fee expense totaled $20,000 based upon a per share price of $0.0006 which was the closing stock price of the date of the management agreements.

During the three-month period ended June 30, 2011, 50,000,000 shares vested under the affiliate management agreements with the four directors.  This vesting satisfied three of 60 months and 50,000,000 of the 1 billion shares committed in the January 3, 2011 management agreements signed with four affiliates, two of which are the sole TEAM officers. Related management fee expense totaled $30,000 based upon a per share price of $0.0006 which was the closing stock price of the date of the management agreements.

Table of Content

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

Operating Leases

As discussed in Note 13, the Company abandoned its office space in July 2011.  The lease did not terminate until March 2012.  The entire amount of the lease has been accrued for and expensed in the current period. At June 30, 2011, the Company does not have any lease commitments.

Rental expense, including the lease abandonment accrual, was $146,245, $187,908, $39,850 and $72,540 for the three-month and six-month periods ended June 30, 2011 and 2010, respectively.  Rental expense is net of sublease income of $21,224, $42,448, $21,224 and $42,448 for the three-month and six-month periods ended June 30, 2011 and 2010.  Note 3 contains future expected sublease income and expenses.

Litigation

The Company's policy is to recognize amounts related to legal matters as a charge to operations if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

On February 15, 2011 the Company brought a declaratory action regarding the convertibility of the JMJ promissory notes at the time of conversion.  The action was brought in the Thirteenth Judicial Circuit Court, in and for Hillsborough County, Florida. Such action is a single issue for the Court to determine the application of Rule 144 exemption from registration for removal of restrictive legend where collateralized note was adequate for removal of restrictive legend on such conversions. Such action is declaratory and thus is seeking an opinion of the Court. The Company, through its review by independent counsel, had taken the position that collateral alone to support a note is not adequate for future removals of restrictive legend. Counsel and management of the Company tendered a termination of the JMJ Notes to JMJ Financial. On May 9, 2011, JMJ agreed to terminate all then outstanding agreements with the Company.  Termination of all agreements resulted in a gain on debt cancellation of $156,022

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At June 30, 2011, the Company had negative working capital of $2,785,780, total liabilities of $5,375,925, and a stockholders’ deficit of $2,182,855.  The Company's only significant source of revenue, and sole customer, is a related party (Note 3).  The Company’s most significant asset is a group of eight notes receivable that were issued by its four officers and directors, amounting to $2,163,929 at June 30, 2011, which had the payment terms rewritten on extended terms in 2008.  Our significant debt servicing requirements, the ongoing operating losses and negative cash flows along with the depressed value of our common stock raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company hopes to meet its working capital requirements through the conversion of its current debt and the identification of other sources of debt and private placement of equity funding.

12.       Income Per Share

The following is a reconciliation of the number of common shares used in the calculation of basic income per share and diluted income per share for the three-month and six-month periods ended June 30, 2011 and 2010:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$861,916	$75,287	$739,083	$103,361
Denominator:
Weighted average number of common shares outstanding	952,265,706	95,256,369	791,146,305	85,523,301
Incremental shares resulting from the assumed conversion of debt and preferred stock	2,938,189,543	429,172,485	3,266,934,029	227,929,703
Diluted common shares outstanding	3,890,455,249	524,428,854	4,058,080,334	313,453,004
Net income per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Table of Content

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

The following table sets forth the number of common shares issuable upon conversion of the Series A Preferred Stock, convertible debt and management fees:

	June 30,	December 31,
	2011	2010
Series A Preferred Shares	925,401,066	213,489,001
Convertible notes payable - directors	271,428,571	-
Eventus debt	1,614,915,313	6,303,360,028
Management fees	916,666,664	-

Each Series A Preferred Share is convertible into 1% of the Company's outstanding common shares at the time of its conversion.  The number of shares upon conversion presented above represents the maximum number of shares to be issued assuming the preferred shares are converted consecutively, rather than all at once.

13.       Subsequent Events

Due to insufficient cash flow, in July 2011, TEAM abandoned its Newport Beach offices for which TEAM has a lease and CCTN has a sublease. A total amount of $128,069 is due to the landlord for the remainder of the lease through 2012. Of this amount, $24,394 is shown as accounts payable for May 2011 and June 2011 rent. The remainder of $103,675 has been expensed as an accrued shutdown liability. Management is currently in negotiations with the landlord to relieve any liability that would exist after July 31, 2011. However, it is not anticipated at this time that the landlord will discount the remaining amount due under the lease and the entire liability has been accrued for as a current liability.  The Company is currently operating out of the space it subleases from CCTN.

Table of Content

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

At June 30, 2011 we had negative working capital of $2,785,780, total liabilities of $5,375,925, and a stockholders’ deficit of $2,182,855. We have incurred an operating loss of $710,310 during the first six months of 2011.  Our operations do not currently provide sufficient cash flow to meet our obligations and it does not appear this will occur within the next year based on current operating trends. It does not appear that we will be able to restructure or meet our obligations as they become due during the coming months while we try to move toward positive cash flow. Our company is still highly leveraged and there can be no assurance that revenues from operations, convertible debt financing and/or common stock sales will be sufficient to fund our current business plan.

The company has entered into convertible debt obligations with Eventus Capital to help meet financing needs. As described in detail in Note 7 of the financial statements, this financing is based on cash payments to TEAM in exchange for stock at a discount which pays down the debt financing owed to Eventus. Eventus can convert the obligation in tranches that have ranged from $3,100 to $51,280 in 2011 for shares of the Company’s common stock at the conversion rate of 60% of the average five day closing price preceding the conversion notice date. The financing anticipated has not yet been realized as the stock market hasn’t been willing to absorb the volume of this type of financing to achieve the desired amount of capital. The original intent was for the Eventus debt to be paid back within one year and based on conversions submitted so far it is only on track to be paid off by 2012 or longer. This has caused an adjustment which has required the derivative liability and debt discount and related accretion to be reassessed and matched with a projected payoff date of September 2012. This reassessment is reflected in the following discussions about the financial statements.

JMJ, up until May 2011, could convert into shares of the Company's common stock at the conversion rate of 40% of the lowest trade price in the 20 trading days prior to the conversion. This financing was even more expensive than Eventus and dependent on the ability of the marketplace to absorb the volume of stock sales that are required to maintain this level of stock issuance. The company entered into a cancellation agreement with JMJ effective May 9, 2011 which yielded a gain on the statement of operations of $156,022.

The financing arrangement still in effect with Eventus, if fully converted, would result in the issuance of 1,614,915,313 shares of our common stock as of June 30, 2011. Eventus has already indicated that at current stock prices they will not participate in further financing or at best will only participate in very limited financing not sufficient to cover operating capital deficiencies. This financing caused a derivative liability of $3,151,680 as of December 31, 2010 (Eventus and JMJ). A derivative liability of $807,458 exists as of June 30, 2011 for Eventus. This derivative liability is significant and is approximately 29% of the working capital deficiency that exists as of June 30, 2011. Accretion of debt discount expense on the statement of operations for the quarter ended June 30, 2011 ($1,040,282) and June 30, 2010 ($639,365) are solely related to JMJ and Eventus debt agreements.

Table of Content

The ability of the Company to continue as a going concern during the next year depends on the Company’s success being able to acquire ongoing financing and being able to execute its operating plans to generate positive cash flow.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the Six-Month Period Ended June 30, 2011 to the Six-Month Period Ended June 30, 2010

Revenues

Our revenues for the year to date 2011 totaled $702,226 compared to $763,304 during the prior year. Virtually all revenue was generated through a contract with a title company owned by our officers and directors (99.7% of revenue for 2011 and 99.9% of revenue in 2010). A small amount of joint marketing revenue was generated in 2010 ($824) as the company’s plans for this revenue stream did not materialize in 2010 as much as management had hoped. A new stream of revenue for title property reports began in the 2011, resulting in $2,100 of income in 2011. While title orders for the year to date were actually down 22% from the previous year, revenues only decreased by about 8% due to fee increases with our sole customer (the title company owned by our officers and directors). This contract increased the revenues to be realized beginning January 2011 but then decreased slightly with another contract adjustment that became effective in April 2011. It decreased the revenue for the fixed cost of management services provided and increased the revenue for the variable fee per file charged in processing title orders. The terms were agreed to by both companies since the overall decrease in market title orders has not allowed the company to cover its costs.

Costs and expenses

General and administrative expense amounted to $532,036 in 2011 as compared to $664,551 in the prior period reflecting efforts to cut overhead in light of the decrease in title orders overall for the year. Director Fees have increased from $48,000 in 2010 to $96,000 in 2011. A $4,000 Director Fee per director began in April 2010 to reduce outstanding shareholders notes receivable per Board authorization.

Title plant search fees decreased from $371,278 to $329,127 as these data charges are a variable cost that is directly related to the title order decrease from 2010 and 2011. Title Plant Processing and general fees decreased from $283,123 to $161,684 and were also a result of the decreased title orders. Customer service expenses decreased from $17,979 to $51 and have been almost completely phased out.

Selling expenses decreased from $57,196 to $2,013. The company tried to generate joint marketing revenues and other nationwide title & escrow fee streams outside of the vendor services contract with the title company owned by our officers and directors. This began late in the 1st quarter of 2010 and the efforts have seen very little success. Due to its cash position, the company quickly terminated sales staff that couldn’t produce or they resigned. In the third quarter of 2010 we formed a wholly owned subsidiary, TEAM Title Inc., a Delaware corporation which was developed in 2010 to become the national license arm of TEAM Nation Holdings.  TEAM Title, Inc. has achieved authority (through licensing expense to state governments) to conduct title and settlement transactions in the District of Columbia, Georgia, Iowa, Kentucky, Minnesota, New Jersey, New York, Pennsylvania, Rhode Island and West Virginia.  The business plan for TEAM Title includes licensing in an additional 28 states, including Arizona, Florida, Nevada and Texas over the next three quarters.  Once licensed, TEAM Title will conduct direct title and settlement services in the licensed areas and will focus its marketing efforts to regional and national lenders, asset managers, and banking centers.

Related party management fees increased from $100,800 to $290,000. Old contracts in 2010 were only in effect for two months of the first quarter and were terminated in February 2010. However, beginning January 2011, new related party management fee contracts have been entered into with four affiliated management companies that will cost $12,500 per affiliate per month.

Interest income is mostly related to the JMJ note receivable which totals to $8,474 and $11,891 for 2011 and 2010 respectively.  Related party interest income is from related party notes receivable due from directors which were in effect prior to Company becoming public. The interest applicable to related party shareholders has been separated on the Statement of Operations in the amount of $54,703 and $32,157 for 2011 and 2010 respectively. Interest expense increased from $69,157 to $75,865 primarily due to the negotiated payment schedule completed in January 2010 for debt with Professional Business Bank.
In 2010, $241,649 in management fees was forgiven by related party shareholders to the benefit of the company. This is reported as “Forgiveness of debt – related parties” on the statement of operations. As discussed in Note 4 of the financial statements, the company entered into a cancellation agreement with JMJ effective May 9, 2011 which yielded a gain on the statement of operations of $156,022.

Table of Content

As previously mentioned, accretion of debt discount expense on the statement of operations for 2011 ($1,040,282) is solely related to JMJ and Eventus debt agreements. Derivative liability income was realized in 2011 in the amount of $2,344,222 as compared to derivative liability income of $1,308,242 realized in 2010. A large driver of the derivative liability is the Company stock price, which has decreased 67% from $0.0015 per share on 6/30/2010 to $0.0005 per share as of 6/30/2011. It decreased from $0.03 per share on 12/31/2009 to $0.0005 per share on 6/30/2011 (98% decrease). As the stock price goes down, the derivative liability tends to go down due to the value of the share options decreasing proportionately with the stock price. This results in derivative liability income. The derivative liability income in 2011 as compared to 2010 is higher for that reason and because the JMJ agreement was cancelled. Without the derivative liability income and debt discount accretion, instead of reported net income of $103,361 in 2010 there would have been a net loss of $564,857. In 2011, instead of reported net income of $739,083 there would have been a net loss of $565,516.

RESULTS OF OPERATIONS

Comparison of the Three-Month Period Ended June 30, 2011 to the Three-Month Period Ended June 30, 2010

Revenues

Our revenues for 2nd quarter 2011 totaled $306,066 compared to $394,680 during the prior year. Virtually all revenue was generated through a contract with a title company owned by our officers and directors (99.3% of revenue for 2011 and 100% of revenue in 2010). A new stream of revenue for title property reports began in the 2011, resulting in $2,100 of income during the 2nd quarter of 2011. Title orders for the quarter were down 19% from the previous year and revenues decreased by about 23%.

Costs and expenses

General and administrative expense amounted to $330,332 in 2011 as compared to $326,606 remaining virtually even. Director Fees are the same at $48,000 in 2010 and 2011. A $4,000 Director Fee per director began in April 2010 to reduce outstanding shareholders notes receivable per Board authorization.

Title plant search fees decreased from $168,755 to $154,058 as these data charges are a variable cost that is directly related to the title order decrease from 2010 and 2011. Title Plant Processing and general fees decreased from $128,895 to $79,982 and were also a result of the decreased title orders. Customer service expenses decreased from $1,779 to $0 and have been almost completely phased out.

Selling expenses decreased from $19,609 to ($91). The company tried to generate joint marketing revenues and other nationwide title & escrow fee streams outside of the vendor services contract with the title company owned by our officers and directors. This began late in the 1st quarter of 2010 and the efforts have seen very little success. Due to its cash position, the company quickly terminated sales staff that couldn’t produce or they resigned. In the third quarter of 2010 we formed a wholly owned subsidiary, TEAM Title Inc., a Delaware corporation which was developed in 2010 to become the national license arm of TEAM Nation Holdings.  TEAM Title, Inc. has achieved authority (through licensing expense to state governments) to conduct title and settlement transactions in the District of Columbia, Georgia, Iowa, Kentucky, Minnesota, New Jersey, New York, Pennsylvania, Rhode Island and West Virginia.  The business plan for TEAM Title includes licensing in an additional 28 states, including Arizona, Florida, Nevada and Texas over the next three quarters.  Once licensed, TEAM Title will conduct direct title and settlement services in the licensed areas and will focus its marketing efforts to regional and national lenders, asset managers, and banking centers.

Related party management fees increased from $0 to $150,000. Old contracts in 2010 were only in effect for two months of the first quarter and were terminated in February 2010. However, beginning January 2011, new related party management fee contracts have been entered into with four affiliated management companies that will cost $12,500 per affiliate per month.

Interest income is related to the JMJ note receivable which totals to $2,562 and $5,978 for 2011 and 2010 respectively.  Related party interest income is from related party notes receivable due from directors which were in effect prior to the Company becoming public. The interest applicable to related party shareholders has been separated on the Statement of Operations in the amount of $27,223 and $16,079 for 2011 and 2010, respectively. Interest expense decreased slightly from $41,125 to $36,486 as the principal balance is decreasing for debt that is due to Professional Business Bank. In 2010, $241,649 in management fees was forgiven by related party shareholders to the benefit of the company. This is reported as “Forgiveness of debt – related parties” on the statement of operations. As discussed in Note 4 of the financial statements, the company entered into a cancellation agreement with JMJ effective May 9, 2011 which yielded a gain on the statement of operations of $156,022.

Table of Content

As previously mentioned, accretion of debt discount expense on the statement of operations for 2011 ($535,966) and 2010 ($321,449) is solely related to JMJ and Eventus debt agreements. Derivative liability income was realized in 2011 in the amount of $1,704,285 as compared to derivative liability income of $474,762 realized in 2010. A large driver of the derivative liability is the Company stock price, which has decreased 67% from $0.0015 per share on 6/30/2010 to $0.0005 per share as of 6/30/2011. It decreased from $0.03 per share on 12/31/2009 to $0.0005 per share on 6/30/2011 (98% decrease). As the stock price goes down, the derivative liability tends to go down due to the value of the share options decreasing proportionately with the stock price. This results in derivative liability income. The derivative liability income in 2011 as compared to 2010 is higher for that reason and because the JMJ agreement was cancelled. Without the derivative liability income and debt discount accretion, instead of reported net income of $75,287 in 2010 there would have been a net loss of $78,026. In 2011, instead of reported net income of $861,916 there would have been a net loss of $306,403.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of all of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Table of Content

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

Please see 8-K filings dated September 11, 2009 and September 15, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

Table of Content

ITEM 6. EXHIBITS

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Articles of Incorporation (2)
3.3	Amendment to Articles of Incorporation (3)
10.1	Agreement and Plan of Reorganization dated June 17, 2008, between Registrant and Team Nation Holdings Corporation; (4)
10.2	Agreement and Plan of Reorganization dated June 10, 2009, between Registrant and CalCounties Title Nation Company; (5)
10.3	Management Agreement dated January 2, 2009, between Team and CCTN; (5)
10.4	Convertible Promissory Note dated 11-18-2009 between Registrant and JMJ Financial (6)
10.5	Amended Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed in Nevada on 1-4-10 (7)
10.6	Settlement Agreement dated January 21, 2010 between Registrant and Professional Business Bank (8)
14.1	Code of Ethics (9)
16.1	Letter from Malone & Bailey, PC dated June 26, 2008, to the Securities and Exchange Commission (10)
16.2	Letter from Moore & Associates dated April 21, 2009 to the Securities and Exchange Commission (11)
31.1	Section 302 Certification (CEO)
31.2	Section 302 Certification (CFO)
32.1	Section 906 Certification (CEO)
32.2	Section 906 Certification (CFO)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on July 16, 2007, an incorporated herein by reference.
(2)	Filed as an exhibit to our Form 10-QSB, filed with the Commission on August 14, 2007, and incorporated herein by reference.
(3)	Filed as an Exhibit to our Form 10-K, filed with the commission on May 4, 2009, and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K, filed with the Commission on March 14, 2008, and incorporated herein by reference.
(5)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on June 20, 2008.
(6)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on November 19, 2009.
(7)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on January 8, 2010.
(8)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on March 8, 2010.
(9)	Filed as an Exhibit to our Form 10-K, filed with the commission on May 4, 2009, and incorporated herein by reference.
(10)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on June 26, 2009.
(11)	Incorporated by reference from the exhibit to Registrant’s Form 8-K filed with the Commission on April 28, 2009.

(c)	Not applicable.

Table of Content

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Team Nation Holdings Corporation

By:	/s/ Dennis R. Duffy
Dennis R. Duffy, President/CEO
August 17, 2011

By:	/s/ Janis D. Okerlund
Janis D. Okerlund, Principal Financial Officer
August 17, 2011

Table of Content