Form 10-Q
period 2011-09-30
Team Nation Holdings CORP
filed 2011-11-21
CIK 1390891

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

Registrant’s telephone number, including area code: 949 514 6259

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

As of Friday November 18, 2011 there were 2,137,279,527 shares of the registrant’s common stock, $.001 par value, outstanding.

Team Nation Holdings Corporation
 FORM 10-Q
 For the Quarterly Period Ended September 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Team Nation Holdings Corporation
 Condensed Consolidated Financial Statements

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

Team Nation Holdings Corporation
Condensed Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2011	2010
	(unaudited)
Current assets:
Cash and cash equivalents	$16,399	$8,056
Receivable	197	-
Prepaid management fees - related party	120,000	-
Prepaid other expenses	10,920	20,786
Total current assets	147,516	28,842
Notes receivable - related parties	2,142,891	2,205,227
Accrued interest on JMJ note receivable	-	26,803
Title plant	710,000	710,000
Software and leasehold improvements, net of accumulated amortization of $47,176 and $24,946	18,774	35,506
Deposits	27,628	27,628

Total assets	$3,046,809	$3,034,006

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Condensed Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDER'S DEFICIT
	September 30, 2011	December 31, 2010
Current liabilities:
Note payable - in default	$107,762	$88,439
Accounts payable - trade	525,366	483,407
Accounts payable of abandoned discontinued ops	5,569	5,569
Accrued director's fees	-	240,000
Affiliate payable	412,667	18,858
Accrued liabilities	201,756	92,492
Current portion of financing agreement	267,038	172,277
Convertible notes payable - directors	190,000	-
Notes payable - related parties	481,000	-
Insurance note payable	1,887	-
Convertible debt obligation, net of discount of $174,621 and $862,182	261,557	7,527
Derivative liability	855,251	3,151,680
Total current liabilities	3,309,853	4,260,249
Financing agreement, net of current portion	2,262,925	2,460,610
Convertible note payable, net of discount of $0 and $376,642	-	173,358
Accrued interest on convertible note payable	-	26,839
Note payable, net of current portion	-	18,122
Total liabilities	5,572,778	6,939,178

Commitments and contingencies (Note 11)
Shareholder's deficit:
Preferred stock ($0.001 stated value, 60 shares authorized and outstanding)	1	1
Common stock ($0.001 stated value, 5,000,000,000 shares authorized, 1,357,446,399 and 261,097,419 shares issued and outstanding)	1,357,446	261,097
Additional paid in capital	1,195,445	1,685,642
Stock subscription receivable	-	(450,000)
Accumulated deficit	(5,078,861)	(5,401,912)
Total shareholder's deficit	(2,525,969)	(3,905,172)
Total liabilities and shareholder's deficit	$3,046,809	$3,034,006

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Condensed Consolidated Statements of Operations

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Management and title processing fees - related party	$356,852	$490,260	$1,056,978	$1,252,740
Property reports	22,122	-	24,222	-
Joint marketing	100	864	100	1,688
Total revenue	379,074	491,124	1,081,300	1,254,428
Operating expenses:
Title plant fees
Search fees	164,149	198,783	493,276	570,061
Processing and general	124,850	104,686	286,534	387,809
Property report fees	30,468	-	32,093	-
General and administrative	191,200	251,938	723,236	916,489
Directors fees	48,000	58,000	144,000	106,000
Management fees - related parties	150,000	-	440,000	100,800
Customer service expenses	-	79	51	18,068
Selling expenses	8,118	44,724	10,131	101,920
Total operating expenses	716,785	658,210	2,129,321	2,201,147
Operating loss	(337,711)	(167,086)	(1,048,021)	(946,719)

Other expense (income):
Interest income	-	(6,050)	(8,477)	(17,961)
Interest income - related parties	(26,961)	(27,985)	(81,664)	(60,142)
Interest expense	33,568	40,765	109,433	109,922
Other income	-	-	(7,837)	-
Forgiveness of debt - JMJ	-	-	(156,022)	-
Forgiveness of debt - related parties	-	-	-	(241,649)
Accretion of debt discount	23,921	324,981	1,064,203	964,346
Derivative liability expense (income)	47,793	(772,730)	(2,296,429)	(2,080,972)
Income (loss) from operations before provision for income taxes	(416,032)	273,933	328,772	379,737
Provision for income taxes	-	(1,600)	(5,721)	(4,043)
Net income (loss)	$(416,032)	$272,333	$323,051	$375,694
Net income (loss) per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding:
Basic	1,228,105,606	156,576,679	938,050,853	109,468,030
Diluted	1,228,105,606	3,241,945,911	4,590,130,617	826,505,335

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Condensed Consolidated Statements of Cash Flows

	For the Nine-Month Period Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities:

Net income	$323,051	$375,694
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization	16,732	16,445
Shares issued for services	23,500	10,000
Shares issued for related party management fees	80,000	-
Debt discount accretion	1,064,203	964,346
Derivative liability income	(2,296,429)	(2,080,972)
Directors fees used to satisfy notes receivable	144,000	96,000
Gain on debt settlement - JMJ	(156,022)	-
Gain on debt forgiveness from related parties	-	(241,649)
Accrued interest income on stock subscription receivable	(8,474)	(17,955)
Accrued interest expense on convertible debt obligation	8,580	18,000
Related party notes receivable - accrued interest	(81,663)	-
Decrease (increase) in assets:
Receivables	(197)	-
Prepaid management fees - related parties	240,000	-
Prepaid expenses	13,740	(7,915)
Due from affiliates	-	313,321
Deposits	-	(598)
Increase (decrease) in liabilities:
Accounts payable	41,959	(73,555)
Accrued liabilities	110,465	(14,719)
Due to affiliate	393,809	707,211
Accrued management fees - related party	120,000	-
Convertible related party debt obligations	-	98,976
Cash provided by operating activities	37,254	162,630

Cash used in investing activities:
Purchase of software and improvements	-	(4,935)
Accrued interest on related party notes receivable	-	(60,141)
Cash used in investing activities	-	(65,076)

Cash flows provided by (used in) financing activities:
Proceeds from JMJ financing agreement	75,000	-
Sale of common stock	-	3,000
Payments made on financing agreement	(102,924)	(90,158)
Payments made on note payable in default	-	(27,941)
Proceeds from loan payable - related party	1,000	-
Payments made on insurance note payable	(1,987)	-
Cash used in financing activities	(28,911)	(115,099)
Net increase (decrease) in cash	8,343	(17,545)
Cash and cash equivalents at beginning of period	8,056	19,029
Cash and cash equivalents at end of period	$16,399	$1,484

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Condensed Consolidated Statements of Cash Flows

Supplemental Disclosure of Cash Flow Information

	For the Nine-Month Period Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Cash paid during the fiscal years for:
Interest	$79,464	$92,300
Income taxes	$5,721	$2,443

Schedule of Non cash Financing Activities

Common stock used to satisfy related party convertible payable obligations	$50,000	$40,000
Common stock used to satisfy convertible debt obligations	$452,651	$237,675
Cancellation of 21,000,000 JMJ shares issued, at par value	$(21,000)	$-
Financed insurance contract note payable	$3,874	$-
Convertible related party notes payable issued for accrued director's fees	$240,000	$-
Related party notes payable issued for management fees	$360,000	$-

The accompanying notes are an integral part of the financial statements.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

1.        Description of Business and Nature of Presentation

Description of Business

TEAM Nation Holdings Corporation (the “Company”) (“TEAM”), a Nevada corporation, is a management and services company specializing in management solutions for title companies and providing title production services. TEAM currently provides management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services to a single related party title company in exchange for transaction-based fees (Note 3).  TEAM Title Inc. (TEAM Title), the Company's wholly-owned subsidiary, is a Delaware corporation which was formed in 2010 to provide a national licensing arm for TEAM.  Through September 30, 2011, TEAM Title has obtained licensure to conduct title and settlement transactions in the District of Columbia, Georgia, Iowa, Kentucky, Minnesota, New Jersey, New York, Pennsylvania, Rhode Island and West Virginia.  TEAM Title's business plan anticipates licensing in an additional 28 states, including Arizona, Florida, Nevada and Texas during the next nine months.  Once the planned licensing is obtained, TEAM Title plans to conduct direct title and settlement services in the licensed areas with a focus on its marketing efforts to regional and national lenders, asset managers, and banking centers.  TEAM Title began generating property report revenue for third-party title insurance transactions in June 2011.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2011 and the results of operations and cash flows for the related interim periods ended September 30, 2011 and 2010. The results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

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

2.        Significant Accounting Policies

The accounting policies followed by us and other information are contained in the notes to the Company’s audited financial statements for the year ended December 31, 2010 included in our Form 10-K filed on April 11, 2011 with the SEC. We have not changed our significant accounting policies as of September 30, 2011. You should read this Quarterly Report on Form 10-Q in connection with the information contained in our Annual Report on Form 10-K filed on April 11, 2011.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

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

No Items of Other Comprehensive Income (Loss)

The Company has no items of other comprehensive income (loss) for the period presented. Therefore, net income (loss) as presented in the Company’s Statement of Operations equals comprehensive income (loss).

Cash and cash equivalents

The Company considers all cash on-hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.  At September 30, 2011, the Company does not have any cash equivalents.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2011 and December 31, 2010, the Company did not have any funds on deposit in excess of FDIC insured limits.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to operations and a credit to the related valuation allowance. The Company's accounts receivable at September 30, 2011 is related to property report revenue generated by TEAM Title and has been determined to be fully collectible.

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

The carrying values of our cash and beneficial conversion feature derivative liability carried at fair value as of September 30, 2011 and December 31, 2010, are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
September 30, 2011:
Cash and cash equivalents	$16,399	-	-	$16,399
Derivative liability	-	-	$855,251	$855,251
December 31, 2010:
Cash and cash equivalents	$8,056	$-	-	$8,056
Derivative liability	-	-	$3,151,680	$3,151,680

The Company uses level 3 inputs to determine the fair value of its derivative liabilities.  The derivatives are valued using the Black-Scholes Option Pricing Model which includes a calculation of historical volatility of the stock and an estimated maturity date based on historical conversion of the underlying debt.

Advertising

There were no advertising expenses for the three-month and nine-month periods ended September 30, 2011 and 2010.

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

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

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

3.        Related Party Transactions

Relationship with Affiliate - CalCounties Title Nation

TEAM's sole significant revenue source from July 1, 2009 through September 30, 2011 has been derived by providing transaction related services to a related entity, CalCounties Title Nation ("CCTN").  CCTN is a Southern California title company owned by TEAM's four directors.

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

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

TEAM is a variable interest entity of CCTN while CCTN is not a variable interest of TEAM.  As such, the financial statements of TEAM for all periods presented have not been consolidated with those of CCTN.  CCTN's summarized financial statements (not consolidated with TEAM) as of September 30, 2011 and December 31, 2010 and for the three-month and nine-month periods ended September 30, 2011 and 2010 are presented below:

	As of	As of
	September 30,	December 31,
	2011	2010
	(unaudited)
Current assets	$5,387,613	$3,649,248
Total assets	$6,474,276	$5,465,782

Current liabilities	$3,241,772	$2,281,659
Total liabilities	$3,519,155	$2,977,250

Stockholders' equity	$2,955,121	$2,488,532

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total operating revenues	$2,573,703	$3,086,776	$6,673,015	$8,587,348
Total operating expenses	$2,356,070	$2,813,441	$6,772,537	$7,986,686
Net income	$227,812	$285,448	$(76,394)	$929,504

Due To/From Affiliate

The components of the due to/due from CCTN activity for the nine-month periods ended September 30, 2011 and 2010 are as follows:

	2011	2010
Amount due (from) to CCTN, beginning of period	$18,858	$(313,321)
Amounts owed by CCTN to TEAM for the vendor services provided	(1,056,978)	(1,252,740)
Operating capital advances provided by CCTN to TEAM	1,485,037	2,225,468
Operating capital advances provided by TEAM to CCTN	(144,661)	(181,005)
Facility sublease payments made by CCTN to TEAM	(42,448)	(63,672)
Facility sublease payments made by TEAM to CCTN	80,978	80,978
CCTN accounts payable assumed by TEAM	71,881	211,503
Amount due to (from) CCTN, end of period	$412,667	$707,211

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

Notes Receivable – Related Party

On May 31, 2007, the Company lent its four directors, two who are its sole officers, a total of $2,600,000, consisting of four $650,000 promissory notes receivable.  Each of the related parties notes were non-interest bearing through May 31, 2008, at which time the notes bore an interest rate of 5% per annum with annual interest only payments commencing on May 31, 2009 and continuing until May 1, 2014, when all principal and accrued interest becomes due in full.  Interest was imputed for the non-interest period and the effective interest rate is 4.25% over the life of each note.  The first of the interest only payments due on May 31, 2009 on all four of the notes were not made.  On November 10, 2009, the terms of the four notes were amended to provide for the interest only payments to begin on January 1, 2011.

On June 1, 2008, the Company lent its four directors, two who are its sole officers, a total of $1,000,000, consisting of four $250,000 promissory notes, bearing an annual interest rate of 4.62%.  The first interest only payment on each of the notes was to be made on June 1, 2010.  As of the first payment's due date, each of the note's interest rates reset to 5% per annum until June 1, 2015, when all principal and accrued interest becomes due in full.  The effective interest rate over the life of each note is 4.79%. On November 10, 2009, the terms of the four notes were amended to provide for the interest only payments to begin on January 1, 2011.

We recorded accrued interest related to the notes receivable - related parties for the three-month and nine-month periods ended September 30, 2011 and 2010 of $26,961, $81,664, $15,893 and $47,091 respectively.  As of April 1, 2010, the Company began compensating each of its four directors with a $4,000 per month director's fee.  Accrued directors fees for all four of the Company's directors were used to satisfy accrued interest and principle on the notes receivable - related parties for the three-month and nine-month periods ended September 30, 2011 and 2010 amounting to $48,000, $144,000, $58,000 and $106,000, respectively.

Payments totaling $1,432,432 were made on the notes receivable in 2008 and 2009.  The total notes receivable balance, including accrued interest, as of September 30, 2011 and December 31, 2010, due from its four directors, two who are its sole officers, was $2,142,891 and $2,205,227, respectively.

Directors Fees

As discussed above, on April 1, 2010, the Company began compensating each of its four directors with a $4,000 per month director's fee.  Director fee expenses totaled $48,000, $144,000, $58,000 and $106,000 for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively.

In addition to the monthly compensation to the four directors discussed above, in September 2010, the Board authorized a one-time director’s fee to three of the company’s directors totaling $10,000 ($3,333 per director). In November 2010, the Board authorized a one-time $60,000 director’s fee to each of the four Directors (total of $240,000).  On April 1, 2011, the amounts payable to the four directors were replaced with a demand note payable to each director for $60,000.  The notes are convertible at $0.0007 per share.  In May 2011, $12,500 of each of the four notes payable was converted into a total of 71,428,571 shares.  These notes payable are not included in the debt maturity schedule in Note 8.  At September 30, 2011, the Company has reserved 271,428,571 shares for issuance upon conversion of the director's notes payable.

Management Agreements - Related Parties

Management fee revenues

TEAM manages all of CCTN's operations by providing management, title plant and production services, customer service, sales and marketing support, HR administration, IT administration and accounting services.  TEAM's monthly management fee from January 1, 2009 through December 31, 2010 was a semi-variable fee of $40,000 per month plus $60 per open title order.  In December 2010, TEAM and CCTN agreed to a one-time management fee charge of $997,120.  The charge was recorded to reflect the actual costs that TEAM was incurring to process title orders, which was not consistent with the contract between TEAM and CCTN.  As a result, on January 3, 2011, the contract between TEAM and CCTN was amended to increase the semi variable fee of $40,000 per month to $50,000 per month and to increase the fee per open title order from $60 to $80 per open title order.  On April 1, 2011, the contract between TEAM and CCTN was amended again, decreasing the semi variable fee to $25,000 per month and the fee per open title order from $80 to $62.  The Company's management fee revenue - related party from CCTN for the three-month and nine-month periods ended September 30, 2011 and 2010 was $356,852, $1,056,978, $490,260 and $1,252,740, respectively.  The related TEAM title plant search fees expense for the three-month and nine-month periods ended September 30, 2011 and 2010 were $164,149, $493,276, $198,783 and $570,061, respectively.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

Management fee expenses - Related Parties

On July 1, 2009, the Company entered into management agreements with affiliates of two of the Company's four directors.  These two individuals are the sole TEAM officers.  For managing the Company's operations, human resources, accounting services, sales, and marketing efforts, each of the affiliates of the officers were compensated at a rate of $25,200 per month per agreement.  The related parties' management fee agreements were terminated in February 2010. On January 3, 2011, the Company entered into new management agreements with affiliates of all four of the Company's directors.  Two of the individuals are the sole TEAM officers.  For managing the Company's operations, human resources, accounting services, sales, and marketing efforts, each of the affiliates of the officers are going to be compensated at a rate of $10,000 per month per agreement.  In addition to the monthly accrued fees, each of the four contracts stipulates that each affiliate will receive 250 million shares of TEAM’s common stock as contract incentive shares over 60 months. The shares will be issued on a monthly basis, with 4,166,667 shares issued to each director each month.  Vested shares to the four affiliates for the three-month and nine-month periods ended September 30, 2011 totaled 50,000,000 and 133,333,333 which resulted in management fee expense of $30,000 and $80,000 for the three-month and nine-month periods ended September 30, 2011. This represents a per share price at the date of the agreement of $0.0006.  Total management fee - related parties expenses were $150,000, $440,000, $0 and $100,800 for the three-month and nine-month periods ended September 30, 2011 and 2010.

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

Notes Payable - Related Parties

On April 1, 2011, the Board agreed to issue notes payable for management fees being accrued from the January 3, 2011 management agreements with affiliates of all four of the Company's directors. Each of the four notes is for $120,000 which includes the $30,000 accrued through March 31, 2011 and a prepayment for the following nine months of services as of April 1, 2011. Each note begins bearing interest at the rate of 5% per annum if not paid in full by April 1, 2012.  At September 30, 2011, there are $120,000 of prepaid management fees in current assets.

Car Payments - Related Parties

From June 2010 through August 2010, the company paid the monthly cost of a vehicle used for company business by one of its officers. The vehicle was leased personally by an LLC 100% owned and managed by the officer. TEAM made the payment each month directly to the leasing company amounting to $1,011. Beginning September 2010 and ending April 2011, TEAM paid the monthly cost of a vehicle owned by the officer. The payment each month of $897 was made directly by TEAM to the officer’s lender and was structured as a month to month car lease between TEAM and the officer.  Related party car expenses totaled $0, $3,588, $3,817 and $15,735 for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively.

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

Shares Issued

In four separate February 2010 transactions, Eventus Capital Inc. (Eventus) bought and converted a total of $40,000 of the Company's convertible related party payable.  In each transaction, Eventus converted the $10,000 tranche into shares of the Company's common stock at a 40% discount to the prior five days closing average.  A total of 3,716,112 shares of the Company's common stock were issued in the four transactions averaging $0.011 per share.

As described above, the Company's four directors entered into new management agreements with the Company on January 3, 2011, which includes each of the directors being issued 250 million shares of TEAM’s common stock as a contract incentive over a 60 month vesting period.   During the three-month and nine-month periods ended September 30, 2011, vested shares to the four affiliates for management services totaled 50,000,000 and 133,333,333 shares, which represented management fee expense of $30,000 and $80,000, respectively.  At September 30, 2011, there are 866,666,667 of the 1 billion shares committed to the four affiliates, two of which are the sole TEAM officers. The transactions are recorded at a per share price of $0.0006 which was the closing stock price on the date of the management agreements.

Subleases - Related Parties

TEAM has entered into subleases with CCTN.  TEAM leases office space from CCTN in Pasadena, CA and CCTN leased space from TEAM in Newport Beach, CA. TEAM pays CCTN 50% of its lease expense for the Pasadena office, which amounts to $8,998 per month. CCTN paid TEAM 80% of its lease expense for the Newport Beach office which amounts to $7,075 per month. These transactions are booked through affiliate receivable/payable accounts.  As discussed in Note 11, due to insufficient cash flow to pay the lease obligations, TEAM abandoned the office location in Newport Beach for which TEAM has a lease and CCTN had a sublease. At the time of abandonment, CCTN's sublease commitment was $60,135 for the remainder of the lease through March 2012.  Now no sublease revenue will be recognized going forward from CCTN to TEAM as the office is vacant. See Note 11 for the Company's minimum lease obligations.

TEAM's sublease expense to CCTN
2011 (remainder of the year)	$26,993
2012	-
2013	-
2014	-
2015 and thereafter	-
Total minimum lease payments	$26,993

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

5.        Software and Leasehold Improvements

Software and leasehold improvements are reported net of amortization and consist of the following:

	September 30,	December 31,
	2011	2010
Software	$64,584	64,584
Leasehold improvements	1,367	1,367
	65,951	65,951
Less: accumulated amortization	(47,176)	(30,445)
Software and Leasehold Improvements, net	$18,775	$35,506

Amortization expense related to software and leasehold improvements for the three-month and nine-month periods ended September 30, 2011 and 2010 was $5,734, $16,732, $5,499 and $16,445, respectively.

6.        Title Plant

The Company acquired the Orange County title plant from CCTN in December 2007. The $710,000 purchase price for the title plant was based on an appraisal. The Company reviews the carrying value of the title plant asset on an annual basis to determine whether impairment may exist.  No impairments existed at September 30, 2011 and December 31, 2010.

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

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

As conversion of the debt obligation into common shares is at the option of the holder, the conversion price is indexed to the Company's stock price, and debt had a future due date, the fair value of the embedded conversion feature of the debt obligation was recorded by the Company as a derivative liability. This derivative liability was adjusted to fair value at each reporting period, with income or expense recorded to the Statement of Operations.  As of the initial date of the convertible debt transaction, the embedded conversion feature of the debt obligation, a level 3 fair value input, was $1,583,194 which resulted in a debt discount of $1,089,510 and a derivative liability expense of $493,684. The derivative liability expense was recorded upon issuance in the amount that the liability exceeded the value of the debt obligation.  During the three-month and nine-month periods ended September 30, 2011 and 2010, $28,917, $433,531, $9,000 and $232,000 of the debt obligation were converted into 160,651,976, 806,031,521, 13,787,878 and 50,086,724 common shares of the Company, respectively.  At November 25, 2010, the due date of the obligation, the Company and Eventus amended the terms of the debt to make it due upon demand.  The Company and Eventus both anticipate continuing to convert the debt into stock as the market will allow. Since the debt was not satisfied in one year as initially anticipated, the Company reassesses the expected date of the debt satisfaction each reporting period.  The Company recognized derivative liability income of $471,908 and $1,217,535 for the three-month and nine-month periods ended September 30, 2010, respectively.  The Company recognized derivative liability expense of $47,794 for the three-month period and income of $352,679 for the nine-month period ended September 30, 2011, respectively.  Accretion of the Eventus debt obligation's debt discount for the three-month and nine-month periods ended September 30, 2011 and 2010 was $23,920, $687,561, $274,616 and $814,893. This debt obligation is not included in the debt maturity table in Note 9.

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

Since conversion of the JMJ Note Payable into common shares was at the option of the holder and the conversion price is indexed to the Company's stock price, the fair value of the embedded conversion feature of the JMJ Note Payable was recorded as a derivative liability. The derivative liability is adjusted to fair value at each reporting period, with income or expense recorded to the statement of operations.  At the issuance date, the fair value of the embedded conversion feature, a level 3 fair value input, of the JMJ Note Payable was $2,992,500 which resulted in a debt discount of $600,000 and a derivative liability expense of $2,492,500. During the three-month and nine-month periods ended September 30, 2011 and 2010, JMJ converted $0, $19,120, $30,375 and $45,675 of debt obligation into 0, 61,000,000, 67,100,000 and 77,100,000 common shares of the Company.  On May 9, 2011, JMJ agreed to cancel all outstanding agreements with the Company (Note 11), including the JMJ Note Payable.  As a result, the derivative liability was reduced to zero, resulting in derivative liability income of $0 and $1,943,750 for the three-month and nine-month periods ended September 30, 2011, respectively.  Derivative liability income from the JMJ financing arrangement was $300,822 and $863,437 for the three-month and nine-month periods ended September 30, 2010, respectively.  Accretion of the JMJ Note Payable debt discount for the three-month and nine-month periods ended September 30, 2010 was $50,365 and $149,453, respectively.  Accretion of the JMJ Note Payable debt discount for the three-month and nine-month periods ended September 30, 2011 was $0 and $99,088, respectively.  The cancellation of all JMJ agreements resulted in a gain to the Company of $156,022.

Fair Value Valuation Technique and Assumptions

The Company uses the Black-Scholes Option Pricing Model to determine the fair value of derivative liability associated with the embedded conversion feature of the Eventus debt obligation.  The assumptions used in calculating the Black-Scholes value of this embedded conversion feature as of September 30, 2011 is as follows:

Risk free interest rate	0.17%
Expected volatility of common stock	308%
Dividend yield	0.00%
Expected life of conversion features	1.2 years

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

8.        Notes Payable

Vendor Note Payable in Default

In March 2010, the Company signed an unsecured promissory note to convert a trade payable to a vendor into a note payable due March 2012. The principal amount of the note payable is $118,223, the same amount as the trade payable, with a term of 24 months requiring $5,000 monthly payments at 4% interest annually. The company has not been able to maintain the required $5,000 per month payment schedule due to insufficient cash flow and the note payable is in default.  The Company may prepay in whole or in part the balance of the note prior to maturity without penalty. In the event of default, the vendor may declare the unpaid principal balance and earned interest on this note immediately due.  As of November 21, 2011, the vendor had not yet formally notified us that the note is in default.  The outstanding note payable balance including interest at September 30, 2011 and December 31, 2010 was $107,762 and $106,561, respectively. The current portion of the note payable as of September 30, 2011 and December 31, 2010 is $107,762 and $88,439, respectively.  Payments of $500, $2,000, $0 and $10,000 were made and interest expense of $1,083, $3,201, $1,105 and $2,160 was recorded for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively.

Insurance Note Payable

In May 2011, the Company signed an unsecured promissory note to a financing company to fund a portion of its insurance liability. The principal amount of the note payable (after a down payment of $1,081 was made initially) is $2,793 at an interest rate of 10.9% per annum. The monthly payments of $325 begin July 1, 2011 and the entire amount is to be paid down in equal installments over a nine-month period with the final payment due on March 1, 2012.

9.        Professional Business Bank Debt

Debt to Professional Business Bank (PBB) at September 30, 2011 and December 31, 2010 consists of the following:

	2011	2010
Financing Agreement
PBB financing agreement payable; unsecured; interest at 5% per annum; guaranteed by the four officers and directors; monthly principal and interest payments of $20,000 per month starting January 26, 2010, increasing $5,000 annually with a balloon payment due at the end of the five year term	$2,529,963	2,632,887

Less current portion	267,038	172,277
Long term debt to PBB	$2,262,925	$2,460,610

Interest expense for the three-month and nine-month periods ended September 30, 2011 and 2010 on the PBB debt was $44,803, $109,433, $40,765 and $109,922, respectively.

Maturity of TEAM debt is as follows:
Year ended December 31,
2011 (remainder of year)	$177,323
2012	243,251
2013	316,482
2014	1,902,556
2015 and beyond	-
$2,639,612

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

10.      Stockholder's Equity

Authorized Shares

On January 21, 2011, the Company's Board of Directors approved an increase of the authorized shares of the Corporation from one billion to two billion shares of common stock.

On April 26, 2011, the Company's Board of Directors approved an increase of the authorized shares of the Corporation from two billion to five billion shares of common stock.

Preferred Stock

On December 23, 2009, the Company issued its four officers and directors each 15 shares of Series A Convertible Preferred Stock of the Company for $60,000.  Each share of Series A Convertible Preferred Stock is convertible into 1% of the Company's common stock at the date of conversion.  The preferred shares do not have liquidation preference over common shares.  Each preferred share is entitled to as many votes equal to 1% of the Company's outstanding common stock.  On January 4, 2010, the Company amended the certificate of designation of preferences and rights of Series A Preferred Stock previously filed with the Nevada Secretary of State which changed the number of shares authorized from 50,000,000 to 60 shares. At September 30, 2011 and December 31, 2010, there were 60 shares issued and outstanding.

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

During the three-month period ended September 30, 2010, Eventus converted 6 tranches of its convertible debt obligation totaling $57,000.  In each transaction, Eventus converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 19,380,543 shares of the Company's common stock were issued in the six transactions.

During the three-month period ended September 30, 2010, JMJ Financial converted 7 tranches of its convertible debt obligation totaling $15,300.  In each transaction, JMJ converted the debt into shares of the Company's common stock at a conversion price equal to 40% of the lowest trade price in the 20 trading days prior to the conversion.  A total of 10,000,000 shares of the Company's common stock were issued in the seven transactions.

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

In an August 2011 transaction, Eventus converted $13,283 of its then outstanding debt.  In the transaction, Eventus converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 73,796,699 shares of the Company's common stock were issued in the transaction.

In a September 2011 transaction, Hoboken Capital bought a total of $15,634 of the Company's debt to Eventus.  In the transaction, Hoboken converted the debt into shares of the Company's common stock at a 40% discount to the prior 5 days closing average.  A total of 86,858,277 shares of the Company's common stock were issued in the transaction.

In August 2011, 35,000,000 shares were issued for $14,000 of outstanding legal fees payable.

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

During the three-month period ended September 30, 2011, 50,000,000 shares vested under the affiliate management agreements with the four directors.  This vesting satisfied three of 60 months and 50,000,000 of the 1 billion shares committed in the January 3, 2011 management agreements signed with four affiliates, two of which are the sole TEAM officers. Related management fee expense totaled $30,000 based upon a per share price of $0.0006 which was the closing stock price of the date of the management agreements.

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

Operating Leases

Due to insufficient cash flow, in July 2011, TEAM abandoned its Newport Beach offices for which TEAM has a lease and CCTN has a sublease. A total amount of $128,069 is due to the landlord for the remainder of the lease through 2012. Of this amount, $24,394 is shown as accounts payable for May 2011 and June 2011 rent. The remainder of $103,675 has been expensed as an accrued shutdown liability. Management is currently in negotiations with the landlord to relieve any liability that would exist after July 31, 2011. However, it is not anticipated at this time that the landlord will discount the remaining amount due under the lease and the entire liability has been accrued for as a current liability.  The Company is currently operating out of the space it subleases from CCTN.  At September 30, 2011, the Company does not have any lease commitments.

Rental expense, including the lease abandonment accrual, was $39,259, $227,167, $42,384 and $114,924 for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively.  Rental expense is net of sublease income of $0, $42,448, $21,223 and $63,671 for the three-month and nine-month periods ended September 30, 2011 and 2010.  Note 3 contains future expected sublease income and expenses.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At September 30, 2011, the Company had negative working capital of $3,162,337, total liabilities of $5,572,778, and a stockholders’ deficit of $2,525,969.  The Company's only significant source of revenue, and sole customer, is a related party (Note 3).  The Company’s most significant asset is a group of eight notes receivable that were issued by its four officers and directors, amounting to $2,142,891 at September 30, 2011, which had the payment terms rewritten on extended terms in 2008.  Our significant debt servicing requirements, the ongoing operating losses and negative cash flows along with the depressed value of our common stock raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company hopes to meet its working capital requirements through the conversion of its current debt and the identification of other sources of debt and private placement of equity funding.

12.      Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

The following is a reconciliation of the number of common shares used in the calculation of basic income (loss) per share and diluted income (loss) per share for the three-month and nine-month periods ended September 30, 2011 and 2010:

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(416,032)	$272,333	$323,051	$375,694
Denominator:
Weighted average number of common shares outstanding	1,228,105,606	156,576,679	938,050,853	109,468,030
Incremental shares resulting from the assumed conversion of debt and preferred stock	-	3,085,369,232	3,652,079,764	717,037,305
Diluted common shares outstanding	1,228,105,606	3,241,945,911	4,590,130,617	826,505,335

Net income (loss) per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Team Nation Holdings Corporation
Notes to the Condensed Consolidated Financial Statements

The following securities were not included in the computation of diluted net earnings per share for the three-month period ended September 30, 2011 as their effect would have been anti-dilutive:

Series A Preferred Shares                                                                                                          1,126,024,224
Eventus convertible debt                                                                                                          2,138,128,725

The following table sets forth the number of common shares issuable upon conversion of the Series A Preferred Stock, convertible debt and management fees:

	September 30,	December 31,
	2011	2010
Series A Preferred Shares	1,126,024,224	213,489,001
Convertible notes payable - directors	271,428,571	-
Eventus convertible debt	2,138,128,725	2,415,860,028
JMJ convertible debt	-	3,887,500,000
Unvested management fees	866,666,667	-

Each Series A Preferred Share is convertible into 1% of the Company's outstanding common shares at the time of its conversion.  The number of shares upon conversion presented above represents the maximum number of shares to be issued assuming the preferred shares are converted consecutively, rather than all at once.

13.      Subsequent Events

On November 15, 2011, Sunderland and Hoboken returned a total of 345,075,544 shares to the treasury for cancellation.

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

At September 30, 2011 we had negative working capital of $3,162,337, total liabilities of $5,572,778, and a stockholders’ deficit of $2,525,969. We have incurred an operating loss of $1,048,021 during the first nine months of 2011.  Our operations do not currently provide sufficient cash flow to meet our obligations and it does not appear this will occur within the next year based on current operating trends. It does not appear that we will be able to restructure or meet our obligations as they become due during the coming months while we try to move toward positive cash flow. Our company is still highly leveraged and there can be no assurance that revenues from operations, convertible debt financing and/or common stock sales will be sufficient to fund our current business plan.

The Company has entered into a convertible debt obligation with Eventus Capital to help meet financing needs. As described in detail in Note 7 of the financial statements, this financing is based on cash payments to TEAM in exchange for stock at a discount which pays down the debt financing owed to Eventus. Eventus can convert the obligation in tranches that have ranged from $3,100 to $51,280 in 2011 for shares of the Company’s common stock at the conversion rate of 60% of the average five day closing price preceding the conversion notice date. The financing anticipated has not yet been realized as the stock market hasn’t been willing to absorb the volume of this type of financing to achieve the desired amount of capital. The original intent was for the Eventus debt to be paid back within one year and based on conversions submitted so far it is only on track to be paid off by 2012 or longer. This has caused an adjustment which has required the derivative liability and debt discount and related accretion to be reassessed and matched with a projected payoff date of December 2012. This reassessment is reflected in the following discussions about the financial statements.

The Company had also entered into a financing arrangement with JMJ Financial, which, up until May 2011, could convert into shares of the Company's common stock at the conversion rate of 40% of the lowest trade price in the 20 trading days prior to the conversion. This financing was even more expensive than Eventus and dependent on the ability of the marketplace to absorb the volume of stock sales that are required to maintain this level of stock issuance. The company entered into a cancellation agreement with JMJ effective May 9, 2011 which yielded a gain on the statement of operations of $156,022.

The financing arrangement still in effect with Eventus, if fully converted, would result in the issuance of 2,138,128,725 shares of our common stock as of September 30, 2011. Eventus has already indicated that at current stock prices they will not participate in further financing or at best will only participate in very limited financing not sufficient to cover operating capital deficiencies. These financings resulted in a derivative liability of $3,151,680 as of December 31, 2010 (Eventus and JMJ). A derivative liability of $855,251 exists as of September 30, 2011 for Eventus. This derivative liability is significant and is approximately 27% of the working capital deficiency that exists as of September 30, 2011. Accretion of debt discount expense on the statement of operations for the nine-months ended September 30, 2011 ($1,064,203) and September 30, 2010 ($964,346) are solely related to JMJ and Eventus debt agreements.

The ability of the Company to continue as a going concern during the next year depends on the Company’s success being able to acquire ongoing financing and being able to execute its operating plans to generate positive cash flow.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the Nine-Month Period Ended September 30, 2011 to the Nine-Month Period Ended September 30, 2010

Revenues

Our revenues for the year to date 2011 totaled $1,081,300 compared to $1,254,428 during the prior year. Virtually all revenue was generated through a contract with a title company owned by our officers and directors (97.8% of revenue for 2011 and 99.9% of revenue in 2010). A small amount of joint marketing revenue was generated in 2010 ($824) as the Company’s plans for this revenue stream did not materialize in 2010 as much as management had hoped. A new stream of revenue for title property reports began in the 2011, resulting in $24,222 of income in 2011. While title orders for the year to date were actually down 24% from the previous year, revenues only decreased by about 14% due to fee increases with our sole customer (the title company owned by our officers and directors). This contract increased the revenues to be realized beginning January 2011 but then decreased slightly with another contract adjustment that became effective in April 2011. It decreased the revenue for the fixed cost of management services provided and increased the revenue for the variable fee per file charged in processing title orders. The terms were agreed to by both companies since the overall decrease in market title orders has not allowed the company to cover its costs.

Costs and expenses

General and administrative expense amounted to $723,236 in 2011 as compared to $916,489 in the prior period reflecting efforts to cut overhead in light of the decrease in title orders overall for the year. Director Fees have increased from $106,000 in 2010 to $144,000 in 2011. A $4,000 Director Fee per director began in April 2010 to reduce outstanding shareholders notes receivable per Board authorization.

Title plant search fees decreased from $570,061 to $493,276 as these data charges are a variable cost that is directly related to the title order decrease from 2010 to 2011. Title Plant Processing and general fees decreased from $387,809 to $286,534 and were also a result of the decreased title orders. Customer service expenses decreased from $18,068 to $51 and have been almost completely phased out.

Selling expenses decreased from $101,920 to $10,131. The company tried to generate joint marketing revenues and other nationwide title & escrow fee streams outside of the vendor services contract with the title company owned by our officers and directors. This began late in the 1st quarter of 2010 and the efforts have seen very little success. Due to its cash position, the company quickly terminated sales staff that couldn’t produce or they resigned.

In the third quarter of 2010 we formed a wholly owned subsidiary, TEAM Title Inc., a Delaware corporation which was developed in 2010 to become the national license arm of TEAM Nation Holdings.  TEAM Title, Inc. has achieved authority (through licensing expense to state governments) to conduct title and settlement transactions in the District of Columbia, Georgia, Iowa, Kentucky, Minnesota, New Jersey, New York, Pennsylvania, Rhode Island and West Virginia.  The business plan for TEAM Title includes licensing in an additional 28 states, including Arizona, Florida, Nevada and Texas over the next three quarters.  Once licensed, TEAM Title will conduct direct title and settlement services in the licensed areas and will focus its marketing efforts to regional and national lenders, asset managers, and banking centers.  Property report fee costs were $32,093 in 2011.  There were no property report fee costs in the same period in 2010.

Related party management fees increased from $100,800 to $440,000. Old contracts in 2010 were only in effect for two months of the first quarter and were terminated in February 2010. However, beginning January 2011, new related party management fee contracts have been entered into with four affiliated management companies that cost $12,500 per affiliate per month.

Interest income related to the note receivable portion of the JMJ financing arrangementtotaled$8,477 and $17,961 for 2011 and 2010 respectively.  Related party interest income from the related party notes receivable due from directors which were in effect prior to Company becoming public totaled $81,664 and $60,142 for 2011 and 2010 respectively. Interest expense decreased from $109,922 in 2010 to $109,433 in 2011 primarily due to the negotiated payment schedule completed in January 2010 for debt with Professional Business Bank.

As previously mentioned, accretion of debt discount expense on the statement of operations for 2011 ($1,064,203) is solely related to the JMJ and Eventus debt agreements. Derivative liability income realized in 2011 in the amount of $2,296,429 as compared to derivative liability income of $2,080,972 realized in 2010. A large driver of the derivative liability is the Company stock price, which has decreased 20% from $0.0005 per share on 9/30/2010 to $0.0004 per share as of 9/30/2011. It has decreased from $0.03 per share on 12/31/2009 to $0.0004 per share on 9/30/2011 (99% decrease). As the stock price goes down, the derivative liability tends to go down due to the value of the share options decreasing proportionately with the stock price. This results in derivative liability income. The derivative liability also decreases as the underlying debt decreases, usually through conversions.  The derivative liability income in 2011 as compared to 2010 is higher for that reason and because the JMJ agreement was cancelled. Without the derivative liability income and debt discount accretion, instead of reported net income of $375,694 in 2010 there would have been a net loss of $740,932. In 2011, instead of reported net income of $323,051 there would have been a net loss of $909,175.

RESULTS OF OPERATIONS

Comparison of the Three-Month Period Ended September 30, 2011 to the Three-Month Period Ended September 30, 2010

Revenues

Our revenues for 3rd quarter 2011 totaled $379,074 compared to $491,124 during the prior year. Virtually all revenue was generated through a contract with a title company owned by our officers and directors (94.1% of revenue for 3rd quarter 2011 and 99.8% of revenue in 2010). A new stream of revenue for title property reports began in the 2011, resulting in $22,122 of income during the 3rd quarter of 2011. Title orders for the quarter were down 26% from the previous year and revenues decreased by about 27%.

Costs and expenses

General and administrative expense decreased from $251,938 in 2010 to $191,200 in 2011. Director Fees are $48,000 in 2011 compared to $58,000 in 2010. A $4,000 Director Fee per director began in April 2010 to reduce outstanding shareholders notes receivable per Board authorization.

Title plant search fees decreased from $198,783 to $164,149 as these data charges are a variable cost that is directly related to the title order decrease from 2010 and 2011. Title Plant Processing and general fees amounted to $124,850 for 2011 and $104,686 for 2010. Customer service expenses decreased from $79 to $0 and have been almost completely phased out.

Selling expenses decreased from $44,724 to $8,118. The company tried to generate joint marketing revenues and other nationwide title & escrow fee streams outside of the vendor services contract with the title company owned by our officers and directors. This began late in the 1st quarter of 2010 and the efforts have seen very little success. Due to its cash position, the company quickly terminated sales staff that couldn’t produce or they resigned.

In the third quarter of 2010 we formed a wholly owned subsidiary, TEAM Title Inc., a Delaware corporation which was developed in 2010 to become the national license arm of TEAM Nation Holdings.  TEAM Title, Inc. has achieved authority (through licensing expense to state governments) to conduct title and settlement transactions in the District of Columbia, Georgia, Iowa, Kentucky, Minnesota, New Jersey, New York, Pennsylvania, Rhode Island and West Virginia.  The business plan for TEAM Title includes licensing in an additional 28 states, including Arizona, Florida, Nevada and Texas over the next three quarters.  Once licensed, TEAM Title will conduct direct title and settlement services in the licensed areas and will focus its marketing efforts to regional and national lenders, asset managers, and banking centers.  Property report fees were $30,468 for the 3rd quarter in 2011.  There were no such fees for the same period in 2010.

Related party management fees increased from $0 to $150,000. Old contracts in 2010 were only in effect for two months of the first quarter and were terminated in February 2010. However, beginning January 2011, new related party management fee contracts have been entered into with four affiliated management companies that cost $12,500 per affiliate per month.

Interest income related to the note receivable portion of the JMJ financing arrangement decreased to $0 from $6,050 for 2011 and 2010 respectively upon the JMJ financing arrangement termination in May 2011.  Related party interest income from related party notes receivable due from directors which were in effect prior to the Company becoming public totaled $26,961 for 2011 and $27,985 for 2010, respectively.  The slight decrease is a result of the lower note receivable balance as it is paid down with director’s fees. Interest expense decreased from $40,765 to $33,568 as the principal balance is decreasing for debt that is due to Professional Business Bank.

As previously mentioned, accretion of debt discount expense on the statement of operations for the 3rd quarter of 2011 ($23,921) and 2010 ($324,981) is solely related to the JMJ and Eventus debt agreements. Derivative liability expense was realized in 2011 in the amount of $47,793 as compared to derivative liability income of $772,730 realized in 2010. A large driver of the derivative liability is the Company stock price, which has decreased 20% from $0.0005 per share on 9/30/2010 to $0.0004 per share as of 9/30/2011. It decreased from $0.03 per share on 12/31/2009 to $0.0004 per share on 9/30/2011 (99% decrease). As the stock price goes down, the derivative liability tends to go down due to the value of the share options decreasing proportionately with the stock price. This results in derivative liability income. Without the derivative liability income/expense and debt discount accretion, instead of reported net income of $272,333 in 2010 there would have been a net loss of $175,416. In 2011, instead of reported net loss of $416,032 there would have been a net loss of $344,318.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of all of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Team Nation Holdings Corporation

By:	/s/ Dennis R. Duffy
Dennis R. Duffy, President/CEO
November 21, 2011

By:	/s/ Janis D. Okerlund
Janis D. Okerlund, Principal Financial Officer
November 21, 2011